Form 10-Q
period 1996-03-31
CRAIG JENNY INC /DE
filed 1996-05-15
CIK 878865

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For the Quarter Ended March 31, 1996 Commission File No. 001-10887



                                JENNY CRAIG, INC.
             (Exact name of registrant as specified in its charter)



        DELAWARE                                     33-0366188
(State of Incorporation)                   (I.R.S. Employer Identification No.)



        445 MARINE VIEW AVE.,  SUITE 300,  DEL MAR, CA           92014
        (Address of principal executive offices)               (Zip Code)



         Registrant's telephone number, including area code   (619) 259-7000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes  X  No
                                                          ---    ---

         Number of shares of common stock, $.000000005 par value, outstanding as of the close of business on May 3, 1996 - 20,828,331.

                       JENNY CRAIG, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                               June 30,          March 31,
                                                                 1995              1996
                                                              ---------         ----------
                                                                               (Unaudited)
ASSETS
Cash and cash equivalents ............................        $ 51,819            35,815
Short-term investments ...............................           7,959             6,950
Accounts receivable, net .............................           2,129             3,531
Inventories ..........................................          17,676            12,611
Prepaid expenses and other assets ....................           7,821             8,399
                                                              --------            ------
          Total current assets .......................          87,404            67,306
Cost of reacquired area franchise rights, net ........           8,218             7,697
Property and equipment, net ..........................          18,254            16,339
Other assets .........................................           1,500             1,500
                                                              --------            ------
                                                              $115,376            92,842
                                                              ========            ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable .....................................          16,794            16,054
Accrued liabilities ..................................          17,855            21,730
Income taxes payable .................................           3,311             4,382
Deferred service revenues ............................           3,269             4,132
                                                              --------            ------
           Total current liabilities .................          41,229            46,298

Stockholders' equity:
Common stock $.000000005 par value, 100,000,000 shares
authorized; 27,502,620 shares issued; 25,196,000 and
20,813,731 shares outstanding at June 30, 1995 and
March 31, 1996, respectively .........................              --                --
Additional paid-in capital ...........................          71,148            71,162
Retained earnings ....................................          31,318            46,406
Equity adjustment from foreign currency translation ..             415             1,719
Treasury stock at cost, 2,304,400 and 6,688,889 shares
at June 30, 1995 and March 31, 1996, respectively ....         (28,734)          (72,743)
                                                              --------            ------
      Total stockholders' equity .....................          74,147            46,544
Commitments and contingencies
                                                              ---------           ------
                                                              $115,376            92,842
                                                              ========            ======


     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   ($ in thousands, except per share amounts)


                                           Three Months Ended               Nine Months Ended
                                                March 31,                       March 31,
                                       ----------------------------     --------------------------
                                           1995           1996           1995            1996
                                           ----           ----           ----            ----
Revenues:
   Company-owned operations:
     Product sales ................        $80,406         87,479        227,043        240,860
     Service revenues .............          5,643          6,880         16,121         18,574
                                           -------        -------        -------        -------
                                            86,049         94,359        243,164        259,434
                                           -------        -------        -------        -------

   Franchise operations:
     Product sales ................         10,145         10,763         30,809         31,070
     Royalties ....................          1,930          2,052          5,778          5,663
     Initial franchise fees .......             75            130            110            210
                                           -------        -------        -------        -------
                                            12,150         12,945         36,697         36,943
                                           -------        -------        -------        -------
         Total revenues ...........         98,199        107,304        279,861        296,377
                                           -------        -------        -------        -------

Costs and expenses:
   Company-owned operations:
     Product ......................         77,179         74,278        213,906        215,916
     Service ......................          3,951          3,924         10,754         11,422
                                           -------        -------        -------        -------
                                            81,130         78,202        224,660        227,338
                                           -------        -------        -------        -------
   Franchise operations:
     Product ......................          8,041          8,091         24,228         23,330
     Other ........................            647            469          1,610          1,462
                                           -------        -------        -------        -------
                                             8,688          8,560         25,838         24,792
                                           -------        -------        -------        -------
                                             8,381         20,542         29,363         44,247
General and administrative expenses          6,738          7,325         19,808         20,751
                                           -------        -------        -------        -------
          Operating income ........          1,643         13,217          9,555         23,496
Other income, principally interest             650            692          1,491          2,286
                                           -------        -------        -------        -------
          Income before taxes .....          2,293         13,909         11,046         25,782
Provision for income taxes ........          1,076          5,654          4,867         10,694
                                           -------        -------        -------        -------
          Net income ..............        $ 1,217          8,255          6,179         15,088
                                           =======        =======        =======        =======

          Net income per share ....        $   .05            .35            .24            .62
                                           =======        =======        =======        =======



     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                                   Nine Months Ended
                                                                                        March 31,
                                                                               ---------------------------

                                                                                    1995             1996
                                                                                    ----             ----
Cash flows from operating activities:
    Net income ...........................................................        $ 6,179           15,088
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization ........................................          6,325            5,472
    Provision for doubtful accounts ......................................             --             (400)
   (Increase) decrease in:
              Accounts receivable ........................................            838           (1,002)
              Inventories ................................................          3,430            5,065
              Prepaid expenses and other assets ..........................          1,759             (578)
   Increase (decrease) in:
              Accounts payable ...........................................          1,961             (740)
              Accrued liabilities ........................................          5,220            4,072
              Income taxes payable .......................................          1,261            1,071
              Deferred service revenues ..................................           (505)             863
              Other ......................................................             94              950
                                                                                  -------           ------
                    Net cash provided by operating activities ............         26,562           29,861
                                                                                  -------           ------

Cash flows from investing activities:
   Purchase of property and equipment ....................................           (778)          (2,879)
   Purchase of short-term investments ....................................         (5,743)          (5,000)
   Proceeds from maturity of short-term investments ......................         20,922            6,009
                                                                                  -------           ------
                    Net cash provided by (used in) investing activities ..         14,401           (1,870)
                                                                                  -------           ------

Cash flows from financing activities:
   Purchase of treasury stock ............................................         (5,306)         (44,009)
   Proceeds from exercise of stock options ...............................              3               14
                                                                                  -------           ------
                    Net cash used in financing activities ................         (5,303)         (43,995)
                                                                                  -------           ------

Net increase (decrease) in cash and cash equivalents .....................         35,660          (16,004)
Cash and cash equivalents at beginning of period .........................         15,988           51,819
                                                                                  -------           ------
Cash and cash equivalents at end of period ...............................        $51,648           35,815
                                                                                  ========          ======


Supplemental disclosure of cash flow information:
   Income taxes paid .....................................................        $ 3,606            9,623


     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996

1. The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for the full year. These statements should be read in conjunction with the June 30, 1995 consolidated financial statements.

2. Net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period, which were 25,303,000 and 23,430,000 for the quarters ended March 31, 1995 and 1996, respectively and 25,622,000 and 24,335,000 for the nine months ended March 31, 1995 and 1996, respectively.

3. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires that impairment losses for long lived assets be recognized if the estimated undiscounted future cash flow, without interest, is less than the carrying amount of the asset. SFAS 121 also requires that assets designated to be disposed of are to be recorded at the lower of the asset carrying value or fair value less cost to sell. The Company has not yet adopted SFAS 121. The adoption of SFAS 121 is not expected to have a material impact on the Company's financial position or results of operations.

         In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. SFAS 123 establishes the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of the stock option at the grant date and the number of options vested, and is recognized over the periods in which the related services are rendered. If the Company were to retain its current intrinsic value based method, as allowed by SFAS 123, it will be required to disclose the pro forma effect of adopting the fair value based method. To date, the Company has not made a decision to adopt the fair value based method.

                       JENNY CRAIG, INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS

Quarter Ended March 31, 1996 as Compared to Quarter Ended March 31, 1995


         Revenues from United States Company-owned operations increased 10% from $76,246,000 for the quarter ended March 31, 1995 to $83,981,000 for the quarter ended March 31, 1996. At March 31, 1995 there were 482 United States Company-owned Centres in operation compared to 484 at March 31, 1996. Average revenue per United States Company-owned Centre increased 10% from $158,000 for the quarter ended March 31, 1995 to $174,000 for the quarter ended March 31, 1996. The number of active participants at United States Company-owned centres during the quarter ended March 31, 1996 remained substantially the same as during the quarter ended March 31, 1995. Although there was a 7% increase in the number of new participants enrolled in the Program between the periods, service revenues from United States Company-owned operations for the quarter ended March 31, 1996 increased 23%, to $6,096,000 from $4,968,000 for the comparable year earlier period. This increase in service revenues was due to an increase in the average service fee charged per new participant. Product sales, which consists primarily of food products, from United States Company-owned operations increased 9% from $71,278,000 for the quarter ended March 31, 1995 to $77,885,000 for the quarter ended March 31, 1996. This increase was principally due to an increase in the average food purchase per active participant in the Program between the periods, and reflected an approximate 5% increase in the retail selling price of the Company's food products effected in November 1995. Revenues from foreign Company-owned operations increased 6% from $9,803,000 to $10,378,000 for the quarters ended March 31, 1995 and 1996, respectively, primarily due to an increase in the retail selling price of the Company's food products and a 2% weighted average increase in the Australian and Canadian currencies in relation to the U.S. dollar between the periods.

         Costs and expenses of United States Company-owned operations decreased 5% from $71,690,000 to $68,352,000 for the quarters ended March 31, 1995 and 1996, respectively. Costs and expenses of United States Company-owned operations for the quarter ended March 31, 1995 included a $2,200,000 provision to reflect the settlement of certain securities class action litigation against the Company. Costs and expenses of United States Company-owned operations for the quarter ended March 31, 1996 were reduced by a $2,200,000 credit that resulted from the Company's successful litigation recovery from one of its insurance carriers related to the March 1995 settlement. Costs and expenses of United States Company-owned operations as a percentage of United States Company-owned revenues decreased from 94% to 81% between the periods principally due to the aforementioned credit for the litigation recovery. This ratio was also favorably affected by the revenue increase between the periods which reflected, in large part, the increase in the retail selling price of the Company's products and services without a related increase in costs and expenses, and the lower proportion of fixed costs when compared to the increased revenues. Costs and expenses of foreign Company-owned operations increased 4% from $9,440,000 to $9,850,000 for the quarters ended March 31, 1995 and 1996, respectively, principally due to the 2% weighted average increase in the Australian and Canadian currencies in relation to the U.S. dollar between the periods and increased compensation costs. After including the allocable portion of general and administrative expenses, foreign Company-owned operations incurred an operating loss of $21,000 for the quarter ended March 31, 1996 compared to an operating loss of $149,000 for the quarter ended March 31, 1995.


                                   (Continued)

                       JENNY CRAIG, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS
                                   (Continued)


         Revenues from franchise operations increased 7% from $12,150,000 to $12,945,000 for the quarters ended March 31, 1995 and 1996, respectively. This increase was principally due to increased food sales to franchisees. The number of franchised Centres in operation was 197 at March 31, 1995 compared to 195 at March 31, 1996.

         Costs and expenses of franchised operations, which consist primarily of food costs, decreased 1% from $8,688,000 to $8,560,000 for the quarters ended March 31, 1995 and 1996, respectively, principally because of a reduction in the purchase of national television advertising, a portion of which is allocated to franchise operations. The decrease in franchise costs and expenses as a percent of franchise revenues was principally due to the reduced national advertising.

         General and administrative expenses increased 9% from $6,738,000 to $7,325,000 but remained relatively constant at 6.9% of total revenues for the quarter ended March 31, 1995 compared to 6.8% for the quarter ended March 31, 1996. The absolute increase was principally the result of increased compensation and consulting expenses.

         The elements discussed above combined to result in an increase in operating income from $1,643,000 for the quarter ended March 31, 1995 compared to $13,217,000 for the quarter ended March 31, 1996.

         On September 30, 1993, a complaint against the Company was filed and is presently pending before an administrative law judge of the Federal Trade Commission ("FTC") alleging that the Company violated the Federal Trade Commission Act (the "FTC Act") by the use and content of certain advertisements for the Company's weight loss Program featuring testimonials, claims for the Program's success and safety, and statements as to the Program's costs to participants. The complaint seeks a cease and desist order requiring the Company and its franchisees to discontinue such advertisements unless: the testimonial advertisements disclaim any typicality of the testimonials; claims of success for the Program are substantiated by scientific evidence; disclosure is made of the statistics of achieving weight loss goals and weight loss maintenance by participants in the Program; advertisements of the Program's price include all required expenditures by participants; and disclosure is made that failure to follow the Program's protocol may involve health risks. The FTC amended the complaint against the Company to allege that a specific 1992 advertising campaign of the Company premised on customer satisfaction also violated the FTC Act. The FTC has indicated that it may, depending upon the outcome of the administrative proceeding, seek by separate action in federal or state court to redress injury to consumers and others in the form of restitution, refunds or other relief. The Company believes that its advertisements comply with the FTC Act and applicable rules of the FTC, and is vigorously defending against the FTC's action. The Company has not recorded a provision for loss pertaining to this matter because an estimate of the possible loss or range of possible loss cannot be made at this time.

                       JENNY CRAIG, INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS


Nine Months Ended March 31, 1996 as Compared to Nine Months Ended March 31, 1995

         Revenues from United States Company-owned operations increased 6% from $215,555,000 for the nine months ended March 31, 1995 to $228,843,000 for the nine months ended March 31, 1996. At March 31, 1995 there were 482 United States Company-owned Centres in operation compared to 484 at March 31, 1996. Average revenue per United States Company-owned Centre increased 8% from $442,000 for the nine months ended March 31, 1995 to $476,000 for the nine months ended March 31, 1996. The number of active participants at United States Company-owned centres during the nine month period ended March 31, 1996 remained substantially the same as during the nine month period ended March 31, 1995. Although there was a 6% decrease in the number of new participants enrolled in the Program between the periods, service revenues from United States Company-owned operations for the nine months ended March 31, 1996 increased 15% to $16,356,000 from $14,257,000 for the comparable year earlier period. This increase in service revenues was due to an increase in the average service fee charged per new participant. Product sales, which consists primarily of food products, from United States Company-owned operations increased 6% from $201,298,000 for the nine months ended March 31, 1995 to $212,487,000 for the nine months ended March 31, 1996 principally due to an increase in the average food purchase per active participant in the Program between the periods, and reflected an approximate 5% increase in the retail selling price of the Company's food products effected in November 1995. Revenues from foreign Company-owned operations increased 11% from $27,609,000 to $30,591,000 for the nine months ended March 31, 1995 and 1996, respectively, primarily due to an increase in the number of new enrollments in the program. There was a 1% weighted average increase in the Australian and Canadian currencies in relation to the U.S. dollar between the periods.

         Costs and expenses of United States Company-owned operations increased less than 1% from $197,736,000 to $198,129,000 for the nine months ended March 31, 1995 and 1996, respectively. Costs and expenses of United States Company-owned operations for the nine months ended March 31, 1995 included a $2,200,000 provision to reflect the settlement of certain securities class action litigation against the Company. Costs and expenses of United States Company-owned operations for the nine months ended March 31, 1996 were reduced by a $2,200,000 credit that resulted from the Company's successful litigation recovery from one of its insurance carriers related to the March 1995 settlement. Costs and expenses of United States Company-owned operations as a percentage of United States Company-owned revenues decreased from 92% to 87% between the periods principally due to the aforementioned credit for the litigation recovery. This ratio was also favorably affected by the revenue increase between the periods which reflected, in large part, an increase in the retail selling price of the Company's products and services without a related increase in costs and expenses, and the lower proportion of fixed costs when compared to the increased revenues. Costs and expenses of foreign Company-owned operations increased 8% from $26,924,000 to $29,209,000 for the nine month periods ended March 31, 1995 and 1996, respectively, principally because of the increased variable costs related to the higher level of operations. After including the allocable portion of general and administrative expenses, foreign Company-owned operations incurred an operating loss of $215,000 for the nine months ended March 31, 1996 compared to an operating loss of $842,000 for the nine months ended March 31, 1995.

                                   (Continued)

                       JENNY CRAIG, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS
                                   (Continued)


         Revenues from franchise operations increased 1% from $36,697,000 to $36,943,000 for the nine months ended March 31, 1995 and 1996, respectively. At March 31, 1995 there were 197 franchised centres in operation compared to 195 at March 31, 1996.

         Costs and expenses of franchised operations, which consist primarily of food costs, decreased 4% from $25,838,000 to $24,792,000 for the nine month periods ended March 31, 1995 and 1996, respectively, principally because of a reduction in the purchase of national television advertising, a portion of which is allocated to franchise operations. The decrease in franchise costs and expenses as a percent of franchise revenues was principally due to the reduced national advertising.

         General and administrative expenses increased 5% from $19,808,000 to $20,751,000 but remained relatively constant at 7.1% of total revenues for the nine months ended March 31, 1995 compared to 7.0% for the nine months ended March 31, 1996. The absolute increase was principally the result of increased compensation and consulting expenses.

         The elements discussed above combined to result in an increase in operating income from $9,555,000 for the nine months ended March 31, 1995 to $23,496,000 for the nine months ended March 31, 1996.

Financial Condition

         As of March 31, 1996, the Company's cash, cash equivalents and short-term investments were $42,765,000. During the quarter ended March 31, 1996 cash, cash equivalents and short-term investments decreased $13,269,000 principally due to the Company's acquisition of 3,523,089 shares of its common stock at a cost of $35,633,000, offset, in part, by the Company's net cash provided by operating activities. Of the shares acquired by the Company during the quarter, 3,464,189 shares were acquired via a tender offer, in the form of a dutch auction, at a purchase price of $10.00 per share.

         The Company believes that its cash, cash equivalents and short-term investments and its cash flow from operations are adequate for its needs in the foreseeable future.

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

           (a)    Exhibits

                  10.1 Agreement dated as of April 11, 1996 between Jenny Craig, Inc. and Janet Rheault.

                  27       Financial Data Schedule.

           (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  JENNY CRAIG, INC.



                                  By: /S/ Michael L. Jeub
                                      --------------------------------
                                       Michael L. Jeub
                                       Sr. Vice President
                                       and Chief Financial Officer



Date:  May 9, 1996

                                  Exhibit Index

EXHIBIT  DESCRIPTION

10.1 Agreement dated as of April 11, 1996 between Jenny Craig, Inc. and Janet Rheault.

27        Financial Data Schedule.