Form 10-K
period 1996-06-30
CRAIG JENNY INC /DE
filed 1996-09-26
CIK 878865

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
  (MARK ONE)
      [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                     For the fiscal year ended June 30, 1996
                                       OR
      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                    For the transition period from       to

                         Commission File No. 001-10887

                                JENNY CRAIG, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    33-0366188
 (State or other jurisdiction of                      (I.R.S. employer
  incorporation or organization)                     identification no.)

11355 North Torrey Pines Road, La Jolla, California          92037
    (Address of principal executive offices)              (Zip code)

       Registrant's telephone number, including area code: (619) 812-7000

           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
            Title of Class                        on which registered
     Common Stock, $.000000005                  New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

         As of September 3, 1996, there were 20,861,251 shares of the registrant's common stock outstanding, par value $.000000005, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on September 3, 1996) was approximately $73,967,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1996 are incorporated by reference into Part II. The information called for by Part III is incorporated by reference from the definitive Proxy Statement of the Registrant which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1996.

                                JENNY CRAIG, INC.

                                 1996 FORM 10-K

                                TABLE OF CONTENTS


ITEM 1.           BUSINESS.....................................................................................   1

ITEM 1a.          EXECUTIVE OFFICERS OF THE REGISTRANT.........................................................   8

ITEM 2.           PROPERTIES...................................................................................   9

ITEM 3.           LEGAL PROCEEDINGS............................................................................  10

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................  10

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS..........................................................................  11

ITEM 6.           SELECTED FINANCIAL DATA......................................................................  11

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS....................................................................  11

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................  11

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE..........................................................  11

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................................  12

ITEM 11.          EXECUTIVE COMPENSATION.......................................................................  12

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT...................................................................................  12

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................  12

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K.....................................................................................  12

                                     PART I

ITEM 1.    BUSINESS

GENERAL BUSINESS DESCRIPTION

         Jenny Craig, Inc. (the "Company") provides a comprehensive weight management program (the "Program") through a chain of Company-owned and franchised weight loss Centres operating under the name JENNY CRAIG WEIGHT LOSS CENTRES ("Centres"). As of September 3, 1996, there were 523 Company-owned and 126 franchised weight loss Centres throughout the United States, and 102 Company-owned and 36 franchised Centres in Australia, New Zealand and Canada. Through these Centres the Company sells JENNY CRAIG CUISINE, its portion and calorie controlled food products ("Jenny's Cuisine"), to participants in the Program. As of September 3, 1996, there were approximately 103,000 active participants in the Program in the United States, and 23,000 active participants in foreign markets.

FORWARD-LOOKING STATEMENTS

         Information provided herein may contain, and the Company may from time to time disseminate material and make statements which may contain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). The words "expects," "anticipates," "believes" and similar words generally signify a "forward-looking" statement. The cautionary statements below are being made pursuant to the provisions of the Act and with the intention of obtaining the benefit of the "safe harbor" provisions of the Act. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion below, together with portions of the discussion elsewhere in this Report, highlight some of the more important risks identified by management of the Company but should not be assumed to be the only things that could affect future financial performance of the Company. Certain risk factors may also be identified by the Company from time to time in other filings with the Securities and Exchange Commission, press releases and other communications.

         Competition; Technological and Scientific Developments. The weight loss business is highly competitive and the Company competes against a large number of companies of various sizes, some of which may have greater financial resources than the Company. The Company competes against self-administered weight loss regimens, doctors, nutritionists, dietitians, the pharmaceutical industry and certain government agencies and non-profit groups which offer weight control help by means of medication, diets, exercise and weight loss drugs. The Company also competes against food manufacturers and distributors which are developing and marketing low-calorie and diet products to weight-conscious consumers. In addition, new or different products or methods of weight control are continually being introduced. Such competition and any increase in competition, including new pharmaceuticals and other technological and scientific developments in weight control, may have a material adverse impact on the Company.

         From time to time, medical and health professionals have identified health risks associated with weight loss. Weight loss pharmaceuticals, including dexfenfluramine, commonly referred to by its trade name Redux, while approved by the FDA, are not risk-free and side effects and potential health problems for certain users have been identified. Medical and scientific developments or public announcements associating a health risk with weight loss could have a material adverse effect on the Company. See "Competition".

         Legislative and Regulatory Restrictions. The Company is subject to a number of laws and regulations regarding its advertising, food products, franchise operations and relations with consumers. See "Regulation". The Federal Trade Commission ("FTC") and certain states regulate advertising, disclosures to consumers and franchisees, and other consumer matters and the Food and Drug Administration and the United States Department of Agriculture specify quality standards for foods. The Company's customers may file actions on their own behalf, as a class or otherwise, and may file complaints with the FTC or state or local consumer affairs offices and these agencies may take action on their own initiative or on a referral from consumers or others. See "Item 3. Legal Proceedings" for information regarding the current status of an FTC proceeding relating to the advertising practices of the Company. Remedies sought in such actions may include the refund of amounts paid by the complaining customer, refunds to an entire class of participants, other damages, as well as changes in the Centres' method of doing business. A complaint because of a practice at one Centre, whether or not that practice is authorized by the Company, could result in an order affecting some or all Centres in the particular state, and an order in one state could influence courts or government agencies in other states considering similar matters. Proceedings resulting from these complaints may result in significant defense costs, settlement payments or judgments and could have a material adverse effect on the Company.

         Future legislation or regulations including, without limitation, legislation or regulations affecting the Company's marketing and advertising practices, relations with consumers or franchisees or its food products, could have a material adverse impact on the Company.

         The Company's foreign operations and franchises are also generally subject to regulations of the applicable country regarding the offer and sale of franchises, the content of advertising, the labeling and packaging of food, and promotion of diet products and programs. Although the Company is not currently subject to any government-imposed restriction on the withdrawal of funds from any foreign country, if Australia or any foreign country in which the Company operates were to impose currency restrictions, the Company's business could be materially adversely affected.

         Effectiveness of Marketing and Advertising Program. The Company's business is marketing intensive. Its success depends upon its ability to attract new participants to the program. The effectiveness of the Company's marketing practices, in particular its advertising campaigns, is important to the Company's financial performance. If the Company's marketing and advertising programs do not generate sufficient "leads" and "sales," the Company's results of operations will be materially adversely affected.

         Market Acceptance of New Products and Services. The Company's future success will depend on its ability to enhance its existing products and services and to develop and market new products and services on a timely basis that respond to new and evolving customer demands, achieve market acceptance and keep pace with new technological and scientific developments. In July 1996, the Company began test marketing, on a very limited basis, a new weight loss program incorporating the traditional elements of the Company's program for qualified clients who choose to utilize weight loss medications.

         There can be no assurance that the Company will be successful in developing, introducing on a timely basis and marketing such new products and services, or that any such new products or services will be accepted by the market. The failure of such products and services to be accepted by the market could have a material adverse impact on the Company.

         Cost of Food and Services. As a large percentage of the Company's revenues are derived from sales of the Company's food products, increases in the cost of food and food services could have a material adverse impact on the Company.

         Fluctuations In Quarterly Operating Results; Seasonality. The Company has experienced and expects to continue to experience fluctuations in its quarterly results of operations. The Company's revenues are affected by a number of factors, including the volume and timing of customer leads, success of marketing and advertising programs, success of introductions of new services and products, activities of competitors and the ability of the Company to penetrate new markets. The Company's business is seasonal with revenues generally decreasing in the quarter ended December 31 and during the summer months. The Company may also choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities, all or any of which may materially adversely affect the Company's results of operations.

         General Economy. The Company's future success will depend on the general strength of the economy in the regions where the Company's Centres are located, both within and outside the United States . Any weakness in the general economy of such areas may have a material adverse impact on the Company's results of operations.

THE PROGRAM

         The Program offers a comprehensive, competitively priced approach to the problem of losing and maintaining weight, combining a calorie controlled, nutritionally balanced diet with education and motivation that assist participants in achieving their weight loss needs. The Program features individual counseling and group lifestyle classes to assist participants in identifying and modifying their eating habits to reach and maintain their desired weight. A cornerstone of the Program is the purchase by participants of Jenny's Cuisine. These food products, which are sold only at Centres to participants in the Program, are manufactured by the Company's suppliers to specifications approved by registered dietitians employed by the Company and are designed to provide nutritionally balanced and good tasting low calorie foods to facilitate weight loss. The Program recommends mild exercise to participants, and the Company offers weight maintenance assistance after completion of the Program. The Program is used by men and women, and to a much lesser extent by adolescents, although most participants in the Program are women of all ages and income levels who wish to lose in excess of 30 pounds. In July 1996, the Company began test marketing, on a very limited basis, a new weight loss program incorporating the traditional elements of the Company's program for qualified clients who choose to utilize weight loss medications.

         Each prospective participant in the Program meets with a Program Director at the Centre, where statistical information regarding height, weight, activity patterns, and related information is obtained. This information is analyzed using standards fixed by the Company to assist the prospective participant in establishing a weight loss goal and the Program Director then explains the Program. After enrollment, the participant is referred to a Weight Loss Counselor to begin the Program and purchase the first week's supply of Jenny's Cuisine. Other than in connection with the new program currently being tested which offers weight loss medications to qualified participants, the Company does not engage physicians to examine or monitor the progress of participants, nor does it undertake a medical examination of new participants. However, prior to commencing the Program each new participant is asked to complete a health questionnaire to disclose any current medical treatment and medical history in order to determine whether participation in the Program is inadvisable or should be monitored by the participant's personal physician.

         For the first half of the Program, participants are encouraged to eat Jenny's Cuisine for every meal along with fresh fruits, vegetables and dairy products. During this initial period, participants are expected to visit the Centre twice a week. One visit is for a private counseling session with a Weight Loss Counselor during which the participant's progress is discussed, meal plans are selected and the participant purchases Jenny's Cuisine. At the second semi-weekly visit participants attend lifestyle classes covering five general subjects: Nutrition, Physical Activity, Social Situations, Emotional Eating, and Eating Style. These lifestyle classes, all of which involve proprietary videotape presentations and discussions led by a lifestyle counselor, are conducted by Centre personnel. The classes are designed to teach participants how to develop sound eating habits and weight management strategies.

         After the initial period of the Program, participants are advised to eat Jenny's Cuisine five days a week from various menus furnished by the Centre, and are given guidelines for their own food preparations two days a week, continuing on this regimen until their weight loss goal is achieved. Throughout the course of the Program participants continue their individual counseling sessions.

         Each participant is allowed to utilize the Centre's facilities and personnel until the participant's weight loss goal has been achieved. During the course of the Program a participant loses an average of 1 to 1.5 pounds per week. While the length of time a participant remains on the weight loss portion of the Program varies with the amount of desired weight loss and how long a participant chooses to continue on the Program, an average participant remains on the Program for approximately four months.

         Participants in the Program pay a fixed service fee which covers all aspects of the Program other than the purchase of Jenny's Cuisine. For the year ended June 30, 1996, the initial service fee in Company-owned Centres ranged from $10 to $180. As of September 3, 1996, the initial service fee in Company-owned Centres was $99. In addition, the

Company may offer special limited introductory programs for a lower fee. During the weight loss portion of the Program, participants pay an average of between $50 and $75 per week for Jenny's Cuisine. A significant number of participants who enroll in the Program purchase a Success Plus Program for a fixed fee which was $349 at September 3, 1996. The Success Plus Program includes the initial service fee, a maintenance program, Program return privileges and lifestyle video and audio cassette tapes. Fees charged for the service portion of the Program are generally paid at commencement. In some states participants have the legal right to withdraw from the Program within specified periods following purchase and to receive a refund of the fees. Even when not so required, the Company's policy is to refund a pro rata portion of the fees upon request.


JENNY CRAIG CUISINE


         Jenny's Cuisine is portion and calorie controlled and consists of a nutritionally balanced variety of foods. The Company employs registered dietitians to assist it in developing its meal plans and food products.

         The Company believes that its healthful, high quality and good tasting food products have contributed in large part to the Company's success. Currently, the Company supplies its Centres with approximately 70 different breakfast, lunch, dinner and snack food items for use in the Program, including prepackaged frozen meals, shelf-stable and canned foods, snacks, and dried products. The Company believes that its prepackaged frozen meals give it a strong competitive advantage. The Company generally updates its menu once per year. Current food items include such entrees as Blueberry Waffles, French Toast with Berries, Stuffed Shells, Baked Turkey, Fish Festiva, Chicken Breast Golden Gate, Chicken Fajitas, Teriyaki Beefsteak, Pasta Primavera, and Chili with Beans.

         Sales of Jenny's Cuisine accounted for 92% of the Company's revenues in both fiscal 1996 and fiscal 1995. For the year ended June 30, 1996, the Company's gross revenues from the sale of Jenny's Cuisine were $368,166,000 compared to $348,776,000 for the year ended June 30, 1995.

         The Company purchases its food products from various companies which manufacture the products to specifications approved by the Company. The Company's major food suppliers are Overhill Farms and ZB Industries, Inc., which supply frozen foods, Truitt Bros., which supplies shelf-stable food products, Campbell's Soup Company and Nestle Food Company, which supply canned food, and Natural Alternatives, Inc., which supplies vitamin supplements. The Company believes that alternative sources for all of its food products are available without material disruption of its operations.

HISTORICAL GROWTH


         The Company commenced operations in Australia in 1983 and became one of the largest weight loss companies in that country with 69 Company-owned and franchised Centres by the end of fiscal 1985. Following its success in the Australian market, and recognizing the opportunities to market the Program successfully in the United States, the Company expanded its operations to the United States by initially opening 13 Company-owned Centres in the Los Angeles metropolitan area in February 1985 and six Centres in the Chicago metropolitan area in September 1985. The Company's growth through September 3, 1996 as measured by the number of Centres operating is shown in the following table:

                                                            At June 30,
                             --------------------------------------------------------------------------
                                                                                                             At
                                                                                                         September 3,
                             1987   1988    1989    1990     1991  1992    1993    1994    1995    1996     1996
                             ----   ----    ----    ----     ----  ----    ----    ----    ----    ----     ----
Company-owned
  United States...........     43     65     151     273     326    370    476      502     478     485     523
  Foreign.................     72     73      70      84      86     88    103      106     102     103     102
                              ---    ---     ---     ---     ---    ---    ---      ---     ---     ---     ---
                              115    138     221     357     412    458    579      608     580     588     625
                              ---    ---     ---     ---     ---    ---    ---      ---     ---     ---     ---
Franchise
  United States...........      3     10      47     126     186    199    176      159     154     159     126
  Foreign.................     42     39      37      29      30     37     39       43      43      36      36
                              ---    ---     ---     ---     ---    ---    ---      ---     ---     ---     ---
                               45     49      84     155     216    236    215      202     197     195     162
                              ---    ---     ---     ---     ---    ---    ---      ---     ---     ---     ---
         Total............    160    187     305     512     628    694    794      810     777     783     787
                              ===    ===     ===     ===     ===    ===    ===      ===     ===     ===     ===

           The number of franchise Centres owned by affiliates at June 30, 1996 and September 3, 1996 was 16.

           During fiscal 1996, the Company opened 10 United States Company-owned Centres and closed 3 United States Company-owned Centres. Also during fiscal 1996, 9 United States franchise Centres were opened and 4 United States franchise Centres were closed, while 7 foreign franchised centres in Mexico were closed. Effective September 2, 1996 the Company acquired 36 centres in the New York tri-state area and two centres in Hawaii from a franchisee.

MARKETING

           The Company's business is marketing intensive, because both maintaining its market position and continued growth depend upon the Company's ability to attract new participants for the Program. The Company conducts ongoing research to better understand the prospective weight loss customer and needs of existing clients. The data obtained is then utilized in the improvement and development of the Company's products and services and the Company's marketing activities. The Company also researches each prospective market to determine the appropriate number and distribution of Centres for that market. This determination is a significant factor in developing leads, improving client convenience and maximizing return on advertising investment.

           The Company's advertising is designed to make the customer aware of the Company's and the Program's attributes. The Company's advertising presents a company which is caring, supportive, and understanding of the problems of being overweight, and through the person of Jenny Craig, is differentiated from other generic sounding weight loss companies. Testimonial advertising, featuring participants in the Program, demonstrates the success of the Program on a personal level. The Company's advertising contains a state-of-the-art 800 telephone number (800-94JENNY) that connects the caller directly to the nearest Centre in every market in the United States.

           The Company presently spends more than 10% of gross revenues on advertising to generate leads, advertising extensively in each local market where it owns and operates Centres. The majority of this amount is spent on television advertising, with the balance allocated to print advertising and radio advertisements. The size of the

Company's advertising budget, coupled with the television spot media buying power of its agency enables the Company to advertise on a low cost-per-spot basis. Franchise agreements generally require that franchisees spend the greater of 10% of gross receipts or $1,000 per Centre per week for local advertising to promote the Program. Franchisees may elect to use the Company's advertising, which the Company makes available to franchisees, rather than generate their own advertising. In addition to its consumer endorsements, the Company occasionally uses celebrity endorsements among its other advertising campaigns. As is common in the weight loss industry, the Company regularly utilizes various sales promotion campaigns, including a reduction of the service fee for the Program.

         One of the Company's most valuable assets is the participants who have already joined the Program. Information on participants is maintained in the Company's data base and is utilized in the Company's direct marketing programs to existing and former participants. The Company encourages participants in the Program to introduce other individuals to the Program by giving food discounts and other incentives, and the Company believes that such referrals are an important source of revenues.

FRANCHISE OPERATIONS

           The Company's strategy is to have predominantly Company-owned Centres. The Company's general practice concerning franchising, with some exceptions, is to offer franchised Centres in smaller markets. However, from time to time franchises have been granted to enable the Company to enter a large market more quickly. Franchising frequently gives the Company the benefit of obtaining franchisees who are more familiar with a local market than the Company, and also enables the Company to expand its business without increasing the number of employees by using franchisee management.

           The Company believes that one of the factors contributing to its success has been its strong commitment to franchisee relationships. The Company seeks franchisees who demonstrate the management skills, experience and financial capability to develop multiple Centres. In particular, the Company seeks franchisees who demonstrate experience in businesses that are similar to or have characteristics similar to the Company.

           Franchised Centres are required to adhere to the Company's policies and procedures with respect to the operation of the Centres and the implementation of the Program. Although the franchise agreements do not require them to do so, present owners of franchises have actively participated in the operation of the Centres. Franchisees are required to undergo training at a Company training facility. To date, all franchisees have purchased their food from the Company, although franchisees are not required to do so under the terms of the franchise agreement.

           As of September 3, 1996, the Company had 162 Centres operating pursuant to franchise agreements, of which 126 were located throughout the United States, 16 in Australia, 16 in New Zealand and 4 in Canada.



TRADE NAMES AND TRADEMARKS

           The Company believes the names it uses are important to its business and that its business could be harmed if others used the names. JENNY CRAIG WEIGHT LOSS CENTRES is a registered service mark and JENNY'S CUISINE is a registered trademark of the Company under the laws of the United States. The registration of JENNY CRAIG WEIGHT LOSS CENTRES and JENNY'S CUISINE will expire in the United States in October 2006 and in January 2008, respectively, if not renewed by the Company. The Company has obtained registrations or filed applications under applicable trademark and service mark laws in Australia, New Zealand, Canada, Mexico and in various other countries to protect its use of JENNY CRAIG WEIGHT LOSS CENTRES and JENNY'S CUISINE.

COMPETITION

           The weight loss business is highly competitive and the Company competes against a number of companies of various sizes, some of which may have greater financial resources than the Company. The Company's principal direct competitors are national chains such as Nutri/System, Inc. ("Nutri/System"), Weight Watchers International and Diet Center, Inc. as well as regional and local weight loss businesses, some of which include supervision by or consultation with doctors or nurses. The Company also competes against self-administered weight loss regimens, doctors, nutritionists, dietitians, the pharmaceutical industry and certain government agencies and non-profit groups which offer weight control help by means of medication, diets, exercise and weight loss drugs. The Company also competes against food manufacturers and distributors which are developing and marketing low-calorie and diet products to weight-conscious consumers. In addition, new or different products or methods of weight control are continually being introduced. For example, in April 1996 the United States Food and Drug Administration approved dexfenfluramine, commonly referred to by its trade name Redux, for use as a doctor-prescribed medication for the treatment of obesity. The Company believes that the extensive publicity that accompanied the introduction of Redux heightened the public's interest in weight loss pharmaceuticals, and appears to be responsible for softened demand being experienced by the Company for its products and services. See "Management Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference from the Company's 1996 Annual Report to Shareholders and included in Exhibit 13 to this Report on Form 10-K. Such competition and any increase in competition, including new pharmaceuticals and other technological and scientific developments in weight control, may have a materially adverse impact on the Company.

           The Company believes that it competes on the basis of the effectiveness of the Program, its competitive pricing, the quality of Jenny's Cuisine, and the marketing and management skills of its management and franchisees.

REGULATION

           The Federal Trade Commission (the "FTC"), and certain states, regulates advertising and other consumer matters. The Company's customers may file actions on their own behalf, as a class or otherwise, and may file complaints with the FTC or state or local consumer affairs offices and these agencies may take action on their own initiative or on a referral from consumers or others. Remedies sought in such actions may include the refund of amounts paid by the complaining consumer, refunds to an entire class of participants, other damages, as well as changes in the Centres' method of doing business. A complaint because of a practice at one Centre, whether or not that practice is authorized by the Company, could result in an order affecting some or all Centres in the particular state, and an order in one state could influence courts or government agencies in other states considering similar matters. See "Item 3. Legal Proceedings" for information regarding the current status of an FTC proceeding relating to the advertising practices of the Company. Proceedings resulting from these complaints may result in significant defense costs, settlement payments or judgements and could have a material adverse effect on the Company.

           The Company is subject to certain United States laws and regulations in connection with its food products. The Food, Drug and Cosmetic Act prohibits adulteration and misbranding and provides for penalties and other remedies such as seizure of products. The Food and Drug Administration ("FDA") enforces the Food, Drug and Cosmetic Act, including specifying quality standards for foods and, as do many states, regulating food labeling.

           Those foods which contain 2% or more meat or poultry products, and the plants which manufacture them, are subject to regulation (including labeling requirements) and continuous inspection by the United States Department of Agriculture ("USDA"). Although the FDA and the USDA require the manufacturers of the Company's food products to obtain appropriate governmental approvals and to comply with applicable regulations, the Company has responsibility for the quality and labeling of food and for compliance with FDA and USDA regulations.

           Prior to offering franchises in the United States, the Company, as is generally the case with franchisors, is required under regulations of the Federal Trade Commission to furnish potential franchisees with a disclosure document describing the Company, the franchise agreement and related matters. Some states require their own version of the disclosure document. In addition, state franchise laws may require the Company to furnish a bond, escrow monies, submit annual reports and meet other conditions.

         Many states have statutes which may be applicable to the Company and require that a written contract be provided to the participant, and that participants be permitted to cancel their contract within specified periods following purchase and receive a refund of the service fee.

           The Company's foreign operations and franchises are also generally subject to regulations of the applicable country regarding the offer and sale of franchises, the content of advertising, the labeling and packaging of food, and promotion of diet products and programs.

EMPLOYEES

           As of September 3, 1996 the Company had approximately 4,900 employees, of which 4,300 were located in the United States, 450 were located in Australia, and 150 were located in Canada. None of the Company's workers in the United States are represented by a labor union. The Company has never had a strike or lockout and considers its employee relations to be excellent.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the executive officers of the Company:

   Name of Executive Officer  Age            Position(s) Held
   -------------------------  ---            ----------------
   Sidney Craig               64    Chairman of the Board and Director
   Jenny Craig                64    Vice-Chairman and Director
   C. Joseph LaBonte          57    President, Chief Executive Officer and Director
   Michael L. Jeub            53    Senior Vice President, Chief Financial Officer and Treasurer
   Janet Rheault              35    Senior Vice President, Operations
   Leslie Koll                45    Senior Vice President, Marketing
   William K. Dix             40    Vice President, General Counsel
   Alan V. Dobies             48    Vice President,Corporate Services
   John Woolery               49    Vice President, Chief Information Officer
   Marvin Sears               69    Secretary and Director

         Sidney Craig has been Chairman of the Company or its predecessors since 1983 and served as Chief Executive Officer from 1983 through April 1994.

         Jenny Craig has served as Vice-Chairman of the Company since September 1991, as President and Chief Operating Officer of the Company or its predecessors from 1983 to August 1991 and a director of the Company or its predecessors from 1983 to date. Sidney Craig and Jenny Craig are husband and wife.

         C. Joseph LaBonte became the Company's President and Chief Executive Officer in April 1994 having served as a director of the Company since December 1992. Mr. LaBonte is the Chairman of The Vantage Group, an investment and financial advisory firm which he founded in 1983. From 1987 through 1990, Mr. LaBonte was President, Chief Operating Officer and a Director of Reebok International Ltd. and from 1979 through 1983 he was the President, Chief Operating Officer and a Director of 20th Century Fox Film Corporation. Mr. LaBonte is a director of Celex, Inc. and an investor in and a director of various privately owned enterprises.

         Michael L. Jeub has served as Senior Vice President, Chief Financial Officer and Treasurer since July 1994. From July 1993 to July 1994, Mr. Jeub was Chief Financial Officer, Executive Vice President and Treasurer of National Health Laboratories, Inc., a publicly held clinical laboratory chain. From June 1991 to April 1993, Mr. Jeub served as President and Chief Operating Officer of Medical Imaging Centers of America, Inc., a publicly held chain of high technology imaging centers. Mr. Jeub was a private investor from 1988 to 1991.

         Janet Rheault has served as Senior Vice President, Operations since April 1996. Ms. Rheault, who joined the Company in 1988, served in various operating capacities, most recently as Divisional Supervisor, prior to her current position.

         Leslie Koll has served as Senior Vice President, Marketing since November 1994. From 1991 to 1994 Mr. Koll was managing partner with Pelletier, Koll and Weil, a marketing and business development firm, which he founded in 1987. Mr. Koll was Vice President, Marketing of Hanna-Barbera Productions, Inc. from 1989 to 1991.

         William K. Dix has served as Vice President, General Counsel since May 1996. From March 1994 to May 1996 Mr. Dix was Counsel for Aetna Health Plans, Inc. From 1989 through March 1994 Mr. Dix was Corporate Counsel for Science Applications International Corporation, a high technology research and development company.

         Alan V. Dobies has served as Vice President, Corporate Services since June 1990. From July 1988 to May 1990, Mr. Dobies was Vice President, Operations of Joico International, a manufacturer of professional hair-care products, and from 1985 to May 1988 he was Vice President, Operations of Forecast Lighting Co., a manufacturer of lighting fixtures.

         John Woolery has served as Vice President, Chief Information Officer since September 1994. From August 1990 until September 1994 Mr. Woolery was Director of Information Services and Telecommunications for Universal Studios Hollywood, a subsidiary of Music Corporation of America, Inc. (MCA). From October 1986 to July 1990 Mr. Woolery was Vice President of Product Planning and Development for Packaged Automated Life/Liability, Inc., a provider of data processing services to the insurance industry.

         Marvin Sears, a director of the Company since July 1989, has served as the Secretary of the Company since June 1991, and as Assistant Secretary of the Company from August 1985 to June 1991. Mr. Sears is a practicing attorney in Los Angeles, California where, since May 1989, he has been a partner in the law firm of Proskauer Rose Goetz and Mendelsohn LLP, counsel to the Company during fiscal 1996 and currently. From June 1960 until May 1989, Mr. Sears was a senior partner of the Los Angeles law firm of Pacht, Ross, Warne, Bernhard & Sears, Inc. and its successor, Shea & Gould. Mr. Sears is a member of the Board of various privately-owned business enterprises.

         Executive officers are elected to serve until their successors are elected and qualified.

ITEM 2.  PROPERTIES

         At September 3, 1996, there were 625 Company-owned Centres, all of which are in leased premises, of which 523 were in the United States, 80 were in Australia, and 22 were in Canada. A majority of the leases for Company-owned Centres were entered into for an initial period of five years. The leases require fixed monthly rental payments which are subject to various adjustments. The Centres are generally located in retail shopping areas on major commercial thoroughfares and generally occupy approximately 2000 to 2500 square feet of space consisting of a reception area, individual counseling rooms, classrooms and food storage space.

         In July 1996 the Company closed escrow on the purchase of a 75,000 square foot office building located in La Jolla, California in which its executive offices are located. The total purchase price was $8.36 million.
The Company leases a warehouse in Rancho Cucamonga, California for its food and non-food inventory. The Company's executive offices in Australia are leased and are located in Melbourne, and the Company also owns a warehouse in Sunshine, Australia.

         The Company believes that its executive office and warehouse space is adequate for its current needs and that additional space will be available at reasonable costs as needed.


ITEM 3.  LEGAL PROCEEDINGS

         The Company and complaint counsel for the Federal Trade Commission have entered into a proposed Consent Order settling all contested issues raised in a complaint filed in September 1993 against the Company alleging that the Company violated the Federal Trade Commission Act by the use and content of certain advertisements for the Company's weight loss Program featuring testimonials, claims for the Program's success and safety, and statements as to the Program's costs to participants. The proposed Consent Order does not admit any issue of fact or law or any violation by the Company of any law or regulation, and does not involve payment by the Company of any civil money penalty, damages, or other financial relief. The proposed Consent Order requires certain procedures and disclosures in connection with the Company's advertisements of its products and services. If the full Commission accepts the proposed Consent Order it will be published for public comment and, unless modified or withdrawn on the basis of public comments, it thereafter will become effective. The Company does not believe that compliance with the proposed Consent Order will have a material adverse effect on the Company's consolidated financial statements or its current advertising and marketing practices.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Material appearing under the caption "Common Stock Data" on page 35 of the Annual Report to Shareholders of Jenny Craig, Inc. for the fiscal year ended June 30, 1996 ("1996 Annual Report") is hereby incorporated by this reference.

ITEM 6.  SELECTED FINANCIAL DATA

         Material appearing under the caption "Financial Highlights" on page 1 of the Company's 1996 Annual Report is hereby incorporated by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Material appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 through 20 of the Company's 1996 Annual Report is hereby incorporated by this reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company and subsidiaries, related notes to consolidated financial statements, and material appearing under the caption "Independent Auditors' Report" on pages 21 through 33 of the Company's 1996 Annual Report are hereby incorporated by this reference. Material appearing under the caption "Selected Quarterly Financial Information" on page 34 of the Company's 1996 Annual Report is hereby incorporated by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1996. Information regarding executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Item 1a hereof.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1996.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.       FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

FINANCIAL STATEMENTS

         The following appear in the 1996 Annual Report at the pages indicated below and are incorporated into Part II by reference:

(1) Independent Auditors' Report........................................................................    Page 33
(2) Consolidated Balance Sheets as of June 30, 1995 and 1996............................................    Page 21
(3) Consolidated Statements of Income for the Years Ended June 30, 1994, 1995 and 1996..................    Page 22
(4) Consolidated Statements of Stockholders' Equity for the Years Ended
          June 30, 1994, 1995 and 1996..................................................................    Page 23
(5) Consolidated Statements of Cash Flows for the Years Ended June 30, 1994, 1995 and 1996..............    Page 24
(6) Notes to Consolidated Financial Statements..........................................................   Pages 25
                                                                                                         through 32

SCHEDULES

         The following financial statement schedule appears on page 18 of this report:


             II.  Valuation and Qualifying Accounts


Schedules other than the schedule listed above are omitted because they are either not required or not applicable.

EXHIBITS

EXHIBIT   DESCRIPTION
- -------   -----------
 3.1      Amended and Restated Certificate of Incorporation of Registrant. (1)
 3.4      Restated By-laws of Registrant. (2)
10.1      Jenny Craig, Inc. Management Deferred Bonus Program. (2) (3)
10.2 Executive Employment Agreement between Jenny Craig, Inc. and C. Joseph LaBonte. (Incorporated herein by reference from Exhibit 10.2 to the Report on Form 10-K of the Company for the fiscal year ended June 30, 1994.) (4)
10.3 Jenny Craig, Inc. Stock Option Plan, as amended. (Incorporated herein by reference from Exhibit 10.3 to the Report on Form 10-K of the Company for the fiscal year ended June 30, 1995.) (3)
10.4 Executive Employment Agreement between Jenny Craig, Inc. and Jenny Craig. See Exhibit 10.30 for Amendment thereto. (2) (4)
10.5 Executive Employment Agreement between Jenny Craig, Inc. and Sid Craig. See Exhibit 10.29 for Amendment thereto. (2) (4)
10.6 Employment Agreement between Jenny Craig, Inc. and Michael L. Jeub. (Incorporated herein by reference from Exhibit 10.6 to the Report on Form 10-K of the Company for the fiscal year ended June 30, 1994.) (4)
10.7 Settlement Agreement among Class Plaintiffs, Jenny Craig, Inc. and Jenny Craig International, Inc. (Incorporated herein by reference from Exhibit 10.7 to the Report on Form 10-K of the Company for the fiscal year ended June 30, 1994.)
10.9      Standard Form of Franchise Agreement of Jenny Craig International,
          Inc. (2)
10.11 Office Building Lease between Jenny Craig Weight Loss Centres, Inc. and JLRB Associates dated September 15, 1988. (2)
10.11.1 Amendment to Office Building Lease between Jenny Craig Weight Loss Centres, Inc. and JLRB Associates, undated. (2)
10.11.2 Amendment to Office Building Lease between Jenny Craig Weight Loss Centres, Inc. and JLRB Associates, undated. (2)
10.11.3 Amendment to Office Building Lease between Jenny Craig Weight Loss Centres, Inc. and JLRB Associates, dated February 21, 1991. (2)
10.11.4 Amendment to Office Building Lease between Jenny Craig Weight Loss Centres, Inc. and JLRB Associates, undated. (2)
10.11.5 Amendment to Office Building Lease between Jenny Craig Weight Loss Centres, Inc. and JLRB Associates, undated. (Incorporated herein by reference from Exhibit 10.11.5 to the Report on Form 10-K of the Company for the fiscal year ended June 30, 1993.)
10.12 Lease between Jenny Craig Distributing Pty. Ltd. and Indalia Pty. Ltd. dated November 16, 1990. (2)
10.14 Standard Industrial Lease between Jenny Craig Weight Loss Centres, Inc. and 25 Richmond Partnership L.P. dated June 18, 1991. (2)
10.16     Tax Allocation and Indemnity Agreement among New York Life
          Insurance Company et al, Security Pacific National Bank
          individually and as Agent, Jenny Craig, Inc., Jenny Craig Weight Loss Centres, Inc., Craig Enterprises, Inc., SJF Enterprises, Inc., Sid Craig and Jenny Craig dated as of June 30, 1989, as amended.
          (2)
10.17 Shareholders Agreement among Sid Craig, Jenny Craig, W. James Mallen, New York Life Insurance Company, et al., Security Pacific National Bank individually and as Agent, Craig Enterprises, Inc., SJF Enterprises, Inc. and Jenny Craig, Inc. dated as of June 30, 1989 (amended by Exhibit 10.24). (2)
10.18 Supply Agreement between Jenny Craig Weight Loss Centres, Inc. and IBM Foods, d/b/a Overhill Farms, dated September 22, 1988, with amendments. (2)
10.20 Supply Agreement between Jenny Craig Weight Loss Centres, Inc. and Campbell Soup Company, dated June 1, 1991. (2)

EXHIBIT   DESCRIPTION
- -------   -----------

10.21 Metropolitan Insurance and Annuity Company Key Man Life Insurance Policy Relating to Jenny Craig. (2)
10.23     Prudential Insurance Company of America Key Man Life Insurance
          Policy Relating to Jenny Craig. (2)
10.24 Agreement and Consent dated as of September 20, 1991 among Jenny Craig, Inc., Jenny Craig Weight Loss Centres, Inc., and the persons and entities executing and delivering counterparts thereof. (2)
10.25 Approval and Consent Agreement executed by Craig Enterprises, Inc., SJF Enterprises, Inc., Sid Craig, Jenny Craig, W. James Mallen, and Jenny Craig, Inc. (2)
10.26 Form of Election to Exercise (Subordinated Debt Purchaser Warrants) executed by certain of the Selling Stockholders. (2)
10.27 Transferee's Confirmation (Subordinated Debt Purchaser Warrants) executed by MDNH Partners, L.P. (2)
10.28 Form of Election to Exercise (Senior Debt Warrants) executed by certain of the Selling Stockholders. (2)
10.29 Agreement dated as of September 14, 1994 between Sidney Craig and Jenny Craig, Inc., amending Exhibit 10.5. (Incorporated herein by reference from Exhibit 10.2 to the Report on Form 10-Q of the
          Company for the three month period ended September 30, 1994.) (4)
10.30 Agreement dated as of September 14, 1994 between Jenny Craig and Jenny Craig, Inc. amending Exhibit 10.4. (Incorporated herein by reference to Exhibit 10.3 to the Report on Form 10-Q of the Company for the three month period ended September 30, 1994) (4)
10.31     Agreement dated as of August 10, 1994 between John Woolery and
          Jenny Craig, Inc. (Incorporated herein by reference to Exhibit 10.4 to the Report on Form 10-Q of the Company for the three month period ended September 30, 1994.) (4)
10.32     Agreement dated as of November 10, 1994 between Leslie Alan Koll and Jenny Craig, Inc. (Incorporated herein by reference to Exhibit
          10.1 to the Report on Form 10-Q of the Company for the three month period ended December 31, 1994.) (4)
10.33 Settlement Agreement dated March 29, 1995 with respect to the settlement of a series of class actions collectively entitled In Re Jenny Craig Securities Litigation. (Incorporated herein by reference from Exhibit 10.33 to the Report on Form 10-K of the Company for the fiscal year ended June 30, 1995.)
10.34     Agreement dated as of April 11, 1996 between Janet Rheault and
          Jenny Craig, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Report of Form 10-Q of the Company for the three month period ended March 31, 1996.) (4)
10.35     Agreement dated as of April 26, 1996 between William K. Dix and
          Jenny Craig, Inc. (4)
10.36 Form of Amended and Restated Agreement dated as of August 20, 1996 between Marvin Sears and Jenny Craig, Inc. (3)
10.37 Asset Purchase Agreement dated as of August 12, 1996 among Rose Enterprises, Inc., Rose Enterprises, Inc. NJ, Rose Enterprises of Connecticut, Inc., Chris Lin Enterprises, Inc. Chris Lin
          Enterprises New York, Inc. Audrey Sedita, Bradley Morley and Jenny Craig Operations, Inc.
10.38 Purchase and Sale Agreement dated as of May 22, 1996 between Jenny Craig Management, Inc. and M & S Balanced Property Fund, L.P.
13. Portions of the Annual Report to Shareholders with respect to the fiscal year ended June 30, 1996 which are incorporated by reference in this Form 10-K.
22.       List of Subsidiaries.
23.       Independent Auditors' Consent.
27.       Financial Data Schedule.
- ------------
(1) Incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992.
(2) Incorporated herein by reference to Registrant's Registration Statement on Form S-1 filed October 29, 1991, Registration No. 33-42564. Each of the exhibits so incorporated by reference bears the same exhibit number in Registration Statement No. 33-42564.
(3)       Compensatory Plan.
(4)       Management contract.

B.  REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed by the Company during the last quarter of the period covered by this report.

                          INDEPENDENT AUDITORS' REPORT


The Shareholders and Board of Directors
Jenny Craig, Inc.:

         Under date of August 16, 1996, we reported on the consolidated balance sheets of Jenny Craig, Inc. and subsidiaries as of June 30, 1995 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1996, as contained in the 1996 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended June 30, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in Item
14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

         In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                               KPMG PEAT MARWICK LLP

San Diego, California
August 16, 1996

                        JENNY CRAIG, INC. AND SUBSIDIARIES           SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                For the years ended June 30, 1994, 1995 and 1996
                                ($ in thousands)


                        Charged   Charged                        Charged   Charged                        Charged   Charged
               Balance  to Costs    to                  Balance  to Costs    to                  Balance  to Costs    to
                 at       and      Other                   at      and      Other                  at        and     Other
Description    6/30/93  Expenses  Accounts  Write Offs  6/30/94  Expenses  Accounts  Write Offs  6/30/95  Expenses  Accounts
- -----------    -------  --------  --------  ----------  -------  --------  --------  ----------  -------  --------  --------
Allowance for
Doubtful
Accounts...... 1,465   4,155(a)     --           --      5,620       --       --          --     5,620      (900)      --


Accumulated
Amortization-
Reacquired
Area
Franchise
Rights.......   1,175     639        85           --      1,899      842      (33)         --     2,708       837      160


Accumulated
Amortization-
Computer
Software.....     490     257        --           --        747      266       --          --     1,013       272       --


                            Balance
                               at
Description     Write Offs  6/30/96
- -----------     ----------  -------
Allowance for
Doubtful
Accounts.....     (3,256)    1,464


Accumulated
Amortization-
Reacquired
Area
Franchise
Rights.......         --     3,705


Accumulated
Amortization-
Computer
Software.....         --     1,285


(a) Includes $3,600 recorded at March 31, 1994 to increase the allowance for doubtful accounts to reduce aggregate receivables to their net realizable value.

See accompanying Independent Auditors' Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  September 26, 1996                    JENNY CRAIG, INC.


                                             By:     /s/ SIDNEY CRAIG
                                                ----------------------------
                                                       Sidney Craig
                                                   Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                   Title                            Date
         ---------                                   -----                            ----



           /s/ SIDNEY CRAIG                  Chairman of the Board            September 26, 1996
- -------------------------------------
             Sidney Craig



           /s/ JENNY CRAIG                   Vice Chairman and Director       September 26, 1996
- -------------------------------------
             Jenny Craig



        /s/ C. JOSEPH LABONTE                President, Chief Executive       September 26, 1996
- -------------------------------------        Officer and Director
          C. Joseph LaBonte                  (Principal Executive Officer)



           /s/ MICHAEL L.  JEUB              Senior Vice President,           September 26, 1996
- -------------------------------------        Chief Financial Officer
           Michael L. Jeub                   and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)



             /s/ SCOTT BICE                  Director                         September 26, 1996
- -------------------------------------
               Scott Bice



           /s/ MARVIN SEARS                  Director                         September 26, 1996
- -------------------------------------
             Marvin Sears

                                   SIGNATURES
                                                                     (Continued)



      /s/ ANDREA VAN DE KAMP                 Director                         September 26, 1996
- -------------------------------------
         Andrea Van de Kamp



         /s/ ROBERT WOLF                     Director                         September 26, 1996
- -------------------------------------
          Robert Wolf

EXHIBITS                                                                                               Sequentially
                                                                                                         Numbered
EXHIBIT      DESCRIPTION                                                                                   Page
- -------      -----------                                                                               ------------

   3.1       Amended and Restated Certificate of Incorporation of Registrant. (1)......................
   3.4       Restated By-laws of Registrant. (2).......................................................
  10.1       Jenny Craig, Inc. Management Deferred Bonus Program. (2) (3)..............................
  10.2       Executive Employment Agreement between Jenny Craig, Inc. and C. Joseph LaBonte.
             (Incorporated herein by reference from Exhibit 10.2 to the Report on Form 10-K of the
             Company for the fiscal year ended June 30, 1994.) (4).....................................
  10.3       Jenny Craig, Inc. Stock Option Plan, as amended. (Incorporated herein by reference from Exhibit 10.3 to the Report on Form 10-K of the Company for the fiscal year ended June 30, 1995.) (3)............................................................
  10.4       Executive Employment Agreement between Jenny Craig, Inc. and Jenny Craig. See Exhibit
             10.30for Amendment thereto. (2) (4).......................................................
  10.5       Executive Employment Agreement between Jenny Craig, Inc. and Sid Craig. See Exhibit
             10.29 for Amendment thereto. (2) (4)......................................................
  10.6       Employment Agreement between Jenny Craig, Inc. and Michael L. Jeub (Incorporated herein by reference from Exhibit 10.6 to the Report on Form 10-K of the Company for
             the fiscal year ended June 30, 1994.) (4).................................................
  10.7       Settlement Agreement among Class Plaintiffs, Jenny Craig, Inc. and Jenny Craig
             International, Inc. (Incorporated herein by reference from Exhibit 10.7 to the Report on
             Form 10-K of the Company for the fiscal year ended June 30, 1994.)........................
10.9         Standard Form of Franchise Agreement of Jenny Craig International, Inc. (2)...............
10.11        Office Building Lease between Jenny Craig Weight Loss Centres, Inc. and JLRB
             Associates dated September 15, 1988. (2)..................................................
10.11.1      Amendment to Office Building Lease between Jenny Craig Weight Loss
             Centres, Inc. and JLRB Associates, undated. (2)...........................................
10.11.2      Amendment to Office Building Lease between Jenny Craig Weight Loss
             Centres, Inc. and JLRB Associates, undated. (2)...........................................
10.11.3      Amendment to Office Building Lease between Jenny Craig Weight Loss
             Centres, Inc. and JLRB Associates, dated February 21, 1991. (2)...........................
10.11.4      Amendment to Office Building Lease between Jenny Craig Weight Loss
             Centres, Inc. and JLRB Associates, undated. (2)...........................................
10.11.5      Amendment to Office Building Lease between Jenny Craig Weight Loss
             Centres, Inc. and JLRB Associates, undated. (Incorporated herein by reference from
             Exhibit 10.11.5 to the Report on Form 10-K of the Company for the fiscal year ended
             June 30, 1993.)...........................................................................
10.12        Lease between Jenny Craig Distributing Pty. Ltd. and Indalia Pty. Ltd. dated
             November 16, 1990. (2)....................................................................
10.14        Standard Industrial Lease between Jenny Craig Weight Loss Centres, Inc. and 25
             Richmond Partnership L.P. dated June 18, 1991. (2)........................................
10.16        Tax Allocation and Indemnity Agreement among New York Life Insurance Company et al, Security Pacific National Bank individually and as Agent, Jenny Craig, Inc.,
             Jenny Craig Weight Loss Centres, Inc., Craig Enterprises, Inc., SJF Enterprises, Inc.,
              Sid Craig and Jenny Craig dated as of June 30, 1989, as amended. (2).....................
10.17        Shareholders Agreement among Sid Craig, Jenny Craig, W. James Mallen,
             New York Life Insurance Company, et al., Security Pacific National Bank individually and as Agent, Craig Enterprises, Inc., SJF Enterprises, Inc. and Jenny Craig, Inc.
             dated as of June 30, 1989 (amended by Exhibit 10.24). (2).................................
10.18        Supply Agreement between Jenny Craig Weight Loss Centres, Inc. and IBM Foods,
             d/b/a Overhill Farms, dated September 22, 1988, with amendments. (2)......................

                                                                                                       Sequentially
                                                                                                         Numbered
EXHIBIT      DESCRIPTION                                                                                   Page
- -------      -----------                                                                               ------------
10.20        Supply Agreement between Jenny Craig Weight Loss Centres, Inc. and Campbell Soup
             Company, dated June 1, 1991. (2)..........................................................
10.21        Metropolitan Insurance and Annuity Company Key Man Life Insurance Policy
             Relating to Jenny Craig. (2)..............................................................
10.23        Prudential Insurance Company of America Key Man Life Insurance Policy Relating
             to Jenny Craig. (2).......................................................................
10.24        Agreement and Consent dated as of September 20, 1991 among Jenny Craig, Inc.,
             Jenny Craig Weight Loss Centres, Inc., and the persons and entities executing and delivering counterparts thereof. (2)..................................................
10.25        Approval and Consent Agreement executed by Craig Enterprises, Inc., SJF Enterprises,
             Inc., Sid Craig, Jenny Craig, W. James Mallen, and Jenny Craig, Inc. (2)..................
10.26        Form of Election to Exercise (Subordinated Debt Purchaser Warrants) executed by certain of the Selling Stockholders. (2)..................................................
10.27        Transferee's Confirmation (Subordinated Debt Purchaser Warrants) executed by
             MDNH Partners, L.P. (2)...................................................................
10.28        Form of Election to Exercise (Senior Debt Warrants) executed by certain of the Selling Stockholders. (2).............................................................
10.29        Agreement dated as of September 14, 1994 between Sidney Craig and
             Jenny Craig, Inc.,amending Exhibit 10.5. (Incorporated herein by reference from Exhibit 10.2 to the Report on Form 10-Q of the Company for the three month period ended September 30, 1994.) (4)............................................................
10.30        Agreement dated as of September 14, 1994 between Jenny Craig and
             Jenny Craig, Inc., amending Exhibit 10.4. (Incorporated herein by reference to
             Exhibit 10.3 to the Report on Form 10-Q of the Company for the three month period ended September 30, 1994.) (4).....................................................
10.31        Agreement dated as of August 10, 1994 between John Woolery and
             Jenny Craig, Inc., (Incorporated herein by reference to Exhibit 10.4 to the
             Report on Form 10-Q of the Company for the three month period ended
             September 30, 1994.) (4)..................................................................
10.32        Agreement dated as of November 10, 1994 between Leslie Alan Koll and
             Jenny Craig, Inc. (Incorporated herein by reference to Exhibit 10.1 to the
             Report on Form 10-Q of the Company for the three month period ended December 31, 1994.) (4).............................................................
10.33        Settlement Agreement dated March 29, 1995 with respect to the settlement of a series of class actions collectively entitled In Re Jenny Craig Securities Litigation. (Incorporated
             herein by reference from Exhibit 10.33 to the Report on Form 10-K of the Company for
             the fiscal year ended June 30, 1995.).....................................................
10.34        Agreement dated as of April 11, 1996 between Janet Rheault and Jenny Craig, Inc.
             (Incorporated herein by reference to Exhibit 10.1 to the Report of Form 10-Q of the
             Company for the three month period ended March 31, 1996.) (4).............................
10.35        Agreement dated as of April 26, 1996 between William K. Dix and Jenny Craig, Inc. (4)
10.36        Form of Amended and Restated Agreement dated as of August 20, 1996 between Marvin Sears and Jenny Craig, Inc. (3).................................................................
10.37        Asset Purchase Agreement dated as of August 12, 1996 among Rose Enterprises, Inc.,
             Rose Enterprises, Inc. NJ, Rose Enterprises of Connecticut, Inc., Chris Lin
             Enterprises, Inc.,Chris Lin Enterprises New York, Inc. Audrey Sedita,
             Bradley Morley and Jenny Craig Operations, Inc............................................
10.38        Purchase and Sale Agreement dated as of May 22, 1996 between Jenny Craig

             Management, Inc. and M & S Balanced Property Fund, L.P....................................
13.          Portions of the Annual Report to Shareholders with respect to the fiscal year ended
             June 30, 1996.............................................................................
             which are incorporated by reference in this Form 10-K.....................................
22.          List of Subsidiaries......................................................................
23.          Independent Auditors' Consent.............................................................
27.          Financial Data Schedule...................................................................

- ------------
(1) Incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992.

(2) Incorporated herein by reference to Registrant's Registration Statement on Form S-1 filed October 29, 1991, Registration No. 33-42564. Each of the exhibits so incorporated by reference bears the same exhibit number in Registration Statement No. 33-42564.

(3)      Compensatory Plan.

(4)      Management contract.