Form 10-Q
period 1996-09-30
CRAIG JENNY INC /DE
filed 1996-11-14
CIK 878865

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter Ended September 30, 1996 Commission File No. 001-10887



                               JENNY CRAIG, INC.
             (Exact name of registrant as specified in its charter)



                DELAWARE                               33-0366188
         (State of Incorporation)          (I.R.S. Employer Identification No.)



    11355 NORTH TORREY PINES ROAD, LA JOLLA, CA              92037
    (Address of principal executive offices)              (Zip Code)



    Registrant's telephone number, including area code     (619) 812-7000
                                                     ----------------------

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

         Number of shares of common stock, $.000000005 par value, outstanding as of the close of business on November 1, 1996 - 20,818,171.

                       JENNY CRAIG, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                        June 30,       September 30,
                                                                          1996             1996
                                                                     --------------    -------------
                                                                                       (unaudited)
ASSETS
Cash and cash equivalents                                              $  43,535          35,899
Short-term investments                                                     7,045           7,045
Accounts receivable, net                                                   3,668           2,867
Inventories                                                               17,401          18,576
Prepaid expenses and other assets                                          8,282           6,909
                                                                       ---------        --------
          Total current assets                                            79,931          71,296
Cost of reacquired area franchise rights, net                              7,496          10,181
Property and equipment, net                                               15,474          25,552
Other assets                                                               1,500           1,500
                                                                       ---------        --------
                                                                       $ 104,401         108,529
                                                                       =========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                          20,916          21,446
Accrued liabilities                                                       22,415          23,311
Income taxes payable                                                       2,102           3,311
Deferred service revenue                                                   4,506           3,963
                                                                       ---------        --------
                   Total current liabilities                              49,939          52,031

Stockholders' equity:
   Common stock $.000000005 par value, 100,000,000 shares
     authorized; 27,574,260 shares issued; 20,856,251 and
      20,873,171 shares outstanding at June 30, 1996 and
      September 30, 1996, respectively                                      --              --
   Additional paid-in capital                                             71,478          71,584
   Retained earnings                                                      54,230          56,364
   Equity adjustment from foreign currency translation                     1,883           1,679
   Treasury stock at cost, 6,701,089 shares at June 30, 1996 and
     September 30, 1996                                                  (73,129)        (73,129)
                                                                       ---------        --------
          Total stockholders' equity                                      54,462          56,498
Commitments and contingencies
                                                                       ---------        --------
                                                                       $ 104,401         108,529
                                                                       =========        ========



     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   ($ in thousands, except per share amounts)

                                           Three Months Ended
                                              September 30,
                                          ----------------------
                                            1995          1996
                                          --------      --------
Revenues:
   Company-owned operations:
      Product sales                       $ 80,145        74,388
      Service revenues                       6,784         5,708
                                          --------      --------
                                            86,929        80,096
                                          --------      --------

   Franchise operations:
      Product sales                         10,718         8,565
      Royalties                              1,918         1,609
      Initial franchise fees                    55           185
                                          --------      --------
                                            12,691        10,359
                                          --------      --------
          Total revenues                    99,620        90,455
                                          --------      --------

Costs and expenses:
   Company-owned operations:
      Product                               73,940        68,992
      Service                                4,338         3,856
                                          --------      --------
                                            78,278        72,848
                                          --------      --------
   Franchise operations:
      Product                                7,936         6,638
      Other                                    470           525
                                          --------      --------
                                             8,406         7,163
                                          --------      --------
                                            12,936        10,444

General and administrative expenses          6,644         7,352
                                          --------      --------
          Operating income                   6,292         3,092

Other income, principally interest             810           533
                                          --------      --------
          Income before taxes                7,102         3,625
Provision for income taxes                   3,040         1,491
                                          --------      --------
          Net income                      $  4,062         2,134
                                          ========      ========


             Net income per share         $    .16           .10
                                          ========      ========


     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                                       Three Months Ended
                                                                                          September 30,
                                                                                    --------------------------
                                                                                       1995            1996
                                                                                      -----            ----
Cash flows from operating activities:
    Net income ..............................................................       $  4,062          2,134
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization .........................................          1,775          1,685
      Provision for doubtful accounts .......................................           (400)          --
     (Increase) decrease in:
              Accounts receivable ...........................................           (456)            69
              Inventories ...................................................          3,130           (868)
              Prepaid expenses and other assets .............................           (178)         1,373
      Increase (decrease) in:
              Accounts payable ..............................................            390           (100)
              Accrued liabilities ...........................................            564           (104)
              Income taxes payable ..........................................           (421)         1,126
              Deferred service revenue ......................................            183           (543)
                                                                                    --------        -------
                       Net cash provided by operating activities ............          8,649          4,772
                                                                                    --------        -------
Cash flows from investing activities:
   Purchase of property and equipment .......................................           (600)       (10,694)
   Purchase of short-term investments .......................................           --           (5,000)
   Proceeds from maturity of short-term investments .........................          3,391          5,000
   Payments for acquisition of franchised centres ...........................           --           (1,803)
                                                                                    --------        -------
                       Net cash provided by (used in) investing activities ..          2,791        (12,497)
                                                                                    --------        -------

Cash flows from financing activities:
   Purchase of treasury stock ...............................................         (3,465)          --
   Treasury stock payable ...................................................            945           --
   Proceeds from exercise of stock options ..................................           --              106
                                                                                    --------        -------
                       Net cash provided by (used in) financing activities ..         (2,520)           106
                                                                                    --------        -------

   Effect of exchange rate changes on cash and cash equivalents .............            523            (17)
   Net increase (decrease) in cash and cash equivalents .....................          9,443         (7,636)
   Cash and cash equivalents at beginning of period .........................         51,819         43,535
                                                                                    --------        -------
   Cash and cash equivalents at end of period ...............................       $ 61,262         35,899
                                                                                    ========        =======
   Supplemental disclosure of cash flow information:
      Income taxes paid .....................................................       $  3,460            252
   Acquisition of franchised centres:
      Cancellation of accounts receivable ...................................           --              732
      Fair value of assets acquired .........................................           --            2,362
      Liabilities assumed ...................................................           --            1,630

     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996

1. The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for the full year. These statements should be read in conjunction with the June 30, 1996 consolidated financial statements.

2. Net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period which was 25,065,000 and 20,862,000 for the quarters ended September 30, 1995 and 1996, respectively.

                       JENNY CRAIG, INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS

Forward-Looking Statements

         Information provided in this Report on Form 10-Q may contain, and the Company may from time to time disseminate material and make statements which may contain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). These forward-looking statements may relate to anticipated financial performance, business prospects and similar matters. The words "expects," "anticipates," "believes," and similar words generally signify a "forward-looking" statement. These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefit of "safe-harbor" provisions of the Act. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. Among the factors that could cause actual results to differ materially are: increased competition; technological and scientific developments, including appetite suppressants and other drugs which can be used in weight-loss programs; increases in cost of food or services; lack of market acceptance of additional products and services; legislative and regulatory restrictions or actions; effectiveness of marketing and advertising programs; prevailing domestic and foreign economic conditions; and the risk factors set forth from time to time in the Company's annual reports and other reports and filings with the SEC. In particular, the reader should carefully review the cautionary statements contained under the caption "Forward-Looking Statements" in Item 1 of the Company's Annual Report on Form 10-K for the year ended June 30, 1996.


Quarter Ended September 30, 1996 as Compared to Quarter Ended September 30, 1995

    Revenues from United States Company-owned operations decreased 13% from $76,369,000 for the quarter ended September 30, 1995 to $66,558,000 for the quarter ended September 30, 1996. At September 30, 1995 there were 480 United States Company-owned centres in operation compared to 525 at September 30, 1996. The increase in United States Company-owned centres reflects the Company's acquisition of 38 centres from a franchisee in September 1996. Average revenue per United States Company-owned centre decreased 15% from $159,000 for the quarter ended September 30, 1995 to $135,000 for the quarter ended September 30, 1996. Service revenues from United States Company-owned operations for the quarter ended September 30, 1996 decreased 23%, to $4,627,000 from $5,973,000 for the comparable year earlier period. This decrease in service revenues was primarily due to a 38% decrease in the number of new participants enrolled in the Program between the periods, offset in part by an increase in the average service fee charged per new participant. The decline in new enrollments also resulted in a decline in the number of active participants in the program and led to a 12% decline in product sales, which consists primarily of food products, from United States Company-owned operations from $70,396,000 for the quarter ended September 30, 1995 to $61,931,000 for the quarter ended September 30, 1996. Revenues from foreign Company-owned operations increased 28% from $10,560,000 to $13,538,000 for the quarters ended September 30, 1995 and 1996, respectively, primarily due to an increase in the number of new enrollments in the Program. There were 103 foreign Company-owned centres at both September 30, 1996 and 1995. There was a 5% average increase in the Australian and Canadian currencies in relation to the U.S. dollar between the periods.

                                   (Continued)

                       JENNY CRAIG, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS
                                   (Continued)

         In April 1996, the United States Food and Drug Administration ("FDA") approved dexfenfluramine, commonly referred to by its trade name Redux, for use as a doctor-prescribed medication for the treatment of obesity. The Company believes that the extensive publicity that accompanied the introduction of Redux heightened the public's interest in weight loss pharmaceuticals, and appears to be responsible for the softened demand being experienced by the Company for its products and services. During the quarter ended September 30, 1996, the Company began test marketing, on a very limited basis, a new program incorporating weight-loss medications along with the traditional elements of its weight management program. Preliminary results in the test markets appear to demonstrate interest in this new program.

         Costs and expenses of United States Company-owned operations decreased 10% from $68,361,000 to $61,858,000 for the quarters ended September 30, 1995 and 1996, respectively. The decrease in costs and expenses of United States Company-owned operations reflects the decreased variable costs related to the lower level of operations. Costs and expenses of United States Company- owned operations as a percentage of United States Company-owned revenues increased from 89% to 93% between the periods principally due to the higher proportion of fixed costs when compared to the reduced level of revenues. Costs and expenses of foreign Company-owned operations increased 11% from $9,917,000 to $10,990,000 for the quarters ended September 30, 1995 and 1996, respectively, principally because of the increased variable costs related to the higher level of operations. After including the allocable portion of general and administrative expenses, foreign Company-owned operations had operating income of $1,940,000 for the quarter ended September 30, 1996 compared to operating income of $113,000 for the quarter ended September 30, 1995.

         Revenues from franchise operations decreased 18% from $12,691,000 to $10,359,000 for the quarters ended September 30, 1995 and 1996, respectively. This decline was principally due to a decrease in the number of new participants enrolled in the Program resulting in reduced total product sales and royalties, and a 5% decrease in the average number of franchise centres in operation between the periods. The decrease in the number of franchise centres reflects the Company's acquisition of 38 centres from a franchisee in September 1996. As of September 30, 1996 there were 163 franchised centres in operation compared to 196 at September 30, 1995.

       Costs and expenses of franchised operations, which consist primarily of product costs, decreased 15% from $8,406,000 to $7,163,000 for the quarters ended September 30, 1995 and 1996, respectively, principally because of the reduced level of franchise revenues. The increase in franchise costs and expenses as a percent of franchise revenues was principally due to the reduced royalty revenue which has a higher margin than product sales.

         General and administrative expenses increased 11% from $6,644,000 to $7,352,000 and increased from 6.7% to 8.1% of total revenues for the quarters ended September 30, 1995 and 1996, respectively. The absolute increase was principally due to an increase in compensation and consulting expenses.

                                   (Continued)

                       JENNY CRAIG, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS

                                   (Continued)

         The elements discussed above combined to result in operating income of $3,092,000 for the quarter ended September 30, 1996 compared to operating income of $6,292,000 for the quarter ended September 30, 1995.

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

                       JENNY CRAIG, INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS


Financial Condition

       Cash and short-term investments decreased $7,636,000 for the three months ended September 30, 1996 principally due to purchases of property and equipment during the quarter, including the purchase for $8.36 million of the Company's executive office building, offset by net cash provided by operating activities. In October 1996, the Company borrowed approximately $6 million secured by the executive office building. The Company believes that its cash flow from operations will be sufficient to fund its day to day operations and capital expenditures.

PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.

           (a) Exhibits

               27 Financial Data Schedule

           (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  JENNY CRAIG, INC.



                                   By:   /S/ Michael L. Jeub
                                        -------------------------------
                                        Michael L. Jeub
                                        Senior Vice President,
                                        Chief Financial Officer, and Treasurer



Date:  November 12, 1996

                                Exhibit Index


27              Financial Data Schedule