Form 10-Q
period 1996-12-31
CRAIG JENNY INC /DE
filed 1997-02-14
CIK 878865

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter Ended December 31, 1996 Commission File No. 001-10887



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

         Number of shares of common stock, $.000000005 par value, outstanding as of the close of business on January 31, 1997- 20,729,771.

                       JENNY CRAIG, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                             June 30,           December 31,
                                                               1996                 1996
                                                         ---------------      ----------------
                                                                                  (unaudited)
ASSETS
Cash and cash equivalents ...............................    $  43,535               28,267
Short-term investments ..................................        7,045                6,170
Accounts receivable, net ................................        3,668                3,363
Inventories .............................................       17,401               20,064
Prepaid expenses and other assets .......................        8,282                9,461
                                                             ---------             --------
          Total current assets ..........................       79,931               67,325
Cost of reacquired area franchise rights, net ...........        7,496                9,924
Property and equipment, net .............................       15,474               27,397
Other assets ............................................        1,500                1,500
                                                             ---------             --------
                                                             $ 104,401              106,146
                                                             =========             ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ........................................       20,916               17,194
Accrued liabilities .....................................       22,415               21,801
Income taxes payable ....................................        2,102                2,244
Deferred service revenues ...............................        4,506                2,983
                                                             ---------             --------
           Total current liabilities ....................       49,939               44,222
Note payable                                                        --                5,975
                                                             ---------             --------
                Total liabilities .......................       49,939               50,197
Stockholders' equity:
Common stock $.000000005 par value, 100,000,000 shares
authorized; 27,574,260 shares issued; 20,856,251 and
20,729,771 shares outstanding at June 30, 1996 and
December 31, 1996, respectively .........................           --                   --
Additional paid-in capital ..............................       71,478               71,584
Retained earnings .......................................       54,230               56,896
Equity adjustment from foreign currency translation .....        1,883                1,856
Treasury stock at cost, 6,701,089 and 6,844,489 shares
at June 30, 1996 and December 31, 1996, respectively ....      (73,129)             (74,387)
                                                             ---------             --------

      Total stockholders' equity ........................       54,462               55,949
Commitments and contingencies
                                                             ---------             --------
                                                             $ 104,401              106,146
                                                             =========             ========



     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   ($ in thousands, except per share amounts)

                                                Three Months Ended           Six Months Ended
                                                   December 31,                December 31,
                                             -----------------------     ----------------------
                                               1995           1996         1995           1996
                                               ----           ----         ----           ----
Revenues:
   Company-owned operations:
     Product sales .........................  $73,236        68,785       153,381       143,173
     Service revenues ......................    4,910         5,669        11,694        11,377
                                              -------       -------       -------       -------

                                               78,146        74,454       165,075       154,550
                                              -------       -------       -------       -------

   Franchise operations:
     Product sales .........................    9,589         7,014        20,307        15,579
     Royalties .............................    1,693         1,355         3,611         2,964
     Initial franchise fees ................       25            25            80           210
                                              -------       -------       -------       -------

                                               11,307         8,394        23,998        18,753
                                              -------       -------       -------       -------
         Total revenues ....................   89,453        82,848       189,073       173,303
                                              -------       -------       -------       -------

Costs and expenses:
   Company-owned operations:
     Product ...............................   67,698        66,129       141,638       135,121
     Service ...............................    3,160         4,055         7,498         7,911
                                              -------       -------       -------       -------

                                               70,858        70,184       149,136       143,032
                                              -------       -------       -------       -------
   Franchise operations:
     Product ...............................    7,303         4,900        15,239        11,538
     Other .................................      523           381           993           906
                                              -------       -------       -------       -------

                                                7,826         5,281        16,232        12,444
                                              -------       -------       -------       -------

                                               10,769         7,383        23,705        17,827
General and administrative expenses ........    6,782         7,172        13,426        14,524
                                              -------       -------       -------       -------

          Operating income .................    3,987           211        10,279         3,303
Other income, net, principally interest ....      784           450         1,594           983
                                              -------       -------       -------       -------

          Income before taxes ..............    4,771           661        11,873         4,286
Provision for income taxes .................    2,000           129         5,040         1,620
                                              -------       -------       -------       -------

          Net income .......................  $ 2,771           532         6,833         2,666
                                              =======       =======       =======       =======


          Net income per share .............  $   .11           .03           .27           .13
                                              =======       =======       =======       =======


     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                                     Six Months Ended
                                                                                        December 31,
                                                                                ---------------------------
                                                                                   1995             1996
                                                                                   -----            ----
Cash flows from operating activities:
    Net income ...........................................................       $  6,833          2,666
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization ........................................          3,595          3,488

    Provision for doubtful accounts ......................................           (400)            --

   (Increase) decrease in:

              Accounts receivable ........................................             15           (427)
              Inventories ................................................          1,042         (2,356)

              Prepaid expenses and other assets ..........................           (463)        (1,179)

   Increase (decrease) in:

              Accounts payable ...........................................         (1,819)        (4,352)

              Accrued liabilities ........................................            601         (1,615)

              Income taxes payable .......................................         (3,584)           142

              Deferred service revenue ...................................           (126)        (1,523)
                                                                                 --------        -------
                       Net cash provided by (used in) operating activities          5,694         (5,156)
                                                                                 --------        -------

Cash flows from investing activities:

   Purchase of property and equipment ....................................         (1,468)       (13,944)

   Purchase of short-term investments ....................................             --         (5,975)

   Proceeds from maturity of short-term investments ......................          5,501          6,850

   Payment for acquisition of franchised centres .........................             --         (1,803)
                                                                                 --------        -------
                       Net cash provided by (used in) investing activities          4,033        (14,872)
                                                                                 --------        -------

Cash flows from financing activities:

   Purchase of treasury stock ............................................         (8,376)        (1,258)

   Proceeds from note payable ............................................             --          5,975
   Proceeds from exercise of stock options ...............................              4            106
                                                                                 --------        -------
                       Net cash provided by (used in) financing activities         (8,372)         4,823
                                                                                 --------        -------

Effect of exchange rate changes on cash and cash equivalents .............            402            (63)

Net increase (decrease) in cash and cash equivalents .....................          1,757        (15,268)

Cash and cash equivalents at beginning of period .........................         51,819         43,535
                                                                                 --------        -------
Cash and cash equivalents at end of period ...............................       $ 53,576         28,267
                                                                                 ========        =======

Supplemental disclosure of cash flow information:
   Income taxes paid .....................................................       $  8,623          1,478
   Acquisition of franchised centres:
      Cancellation of accounts receivable ................................       $     --            732
      Fair value of assets acquired ......................................       $     --          2,362
      Liabilities assumed ................................................       $     --          1,630


     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

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

2. Net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period, which were 24,636,000 and 20,794,000 for the quarters ended December 31, 1995 and 1996, respectively and 24,852,000 and 20,822,000 for the six months ended December 31, 1995 and 1996, respectively.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS

Forward-Looking Statements

         Information provided in this Report on Form 10-Q may contain, and the Company may from time to time disseminate material and make statements which may contain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). These forward-looking statements may relate to anticipated financial performance, business prospects and similar matters. The words "expects", "anticipates", "believes", and similar words generally signify a "forward-looking" statement. These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefit of "safe- harbor" provisions of the Act. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. Among the factors that could cause actual results to differ materially are: increased competition; technological and scientific developments, including appetite suppressants and other drugs which can be used in weight-loss programs; increases in cost of food or services; lack of market acceptance of additional products and services; legislative and regulatory restrictions or actions; effectiveness of marketing and advertising programs; prevailing domestic and foreign economic conditions; and the risk factors set forth from time to time in the Company's annual reports and other reports and filings with the SEC. In particular, the reader should carefully review the cautionary statements contained under the caption "Forward-Looking Statements" in Item 1 of the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

Quarter Ended December 31, 1996 as Compared to Quarter Ended December 31, 1995

         Revenues from United States Company-owned operations decreased 9% from $68,493,000 for the quarter ended December 31, 1995 to $62,254,000 for the quarter ended December 31, 1996. At December 31, 1995 there were 482 United States Company-owned Centres in operation compared to 526 at December 31, 1996. The increase in United States Company-owned Centres reflects the Company's acquisition of 38 Centres from a franchisee in September 1996. Average revenue per United States Company-owned Centre decreased 16% from $142,000 for the quarter ended December 31, 1995 to $119,000 for the quarter ended December 31, 1996. Although there was a 12% decrease (19% on an average per centre basis) in the number of new participants enrolled in the Program between the periods, service revenues from United States Company-owned operations for the quarter ended December 31, 1996 increased 13%, to $4,845,000 from $4,287,000 for the comparable year earlier period. This increase in service revenues was due to an increase in the average service fee charged per new participant. The decline in new enrollments also resulted in a decline in the number of active participants in the program and led to an 11% decline in product sales, which consist primarily of food products, from United States Company- owned operations from $64,206,000 for the quarter ended December 31, 1995 to $57,409,000 for the quarter ended December 31, 1996. Revenues from foreign Company-owned operations increased 26% from $9,653,000 to $12,200,000 for the quarters ended December 31, 1995 and 1996, respectively, primarily due to an increase in the number of new enrollments in the Program in foreign Centres. There were 103 foreign Company-owned Centres at December 31, 1995 compared to 104 at December 31, 1996. There was a 6% weighted average increase in the Australian and Canadian currencies in relation to the U.S. dollar between the periods.


                                   (Continued)

                       JENNY CRAIG, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS
                                   (Continued)

         In April 1996, the United States Food and Drug Administration ("FDA") approved dexfenfluramine, commonly referred to by its trade name Redux, for use as a doctor-prescribed medication for the treatment of obesity. The Company believes that the extensive publicity that accompanied the introduction of Redux heightened the public's interest in weight loss pharmaceuticals and appears to be responsible for the softened demand being experienced by the Company for its products and services. During the quarter ended September 30, 1996, the Company began test marketing, on a very limited basis, a new program incorporating weight-loss medications along with the traditional elements of its weight management program. In late- December 1996, following evaluation of test market results, the Company added this new program to virtually all United States Company-owned Centres.

         Costs and expenses of United States Company-owned operations decreased 2% from $61,417,000 to $60,379,000 for the quarters ended December 31, 1995 and 1996, respectively. This decrease reflects the decreased variable costs related to the lower level of operations, offset, in part, by increased expenses related to a new compensation program for Centre personnel implemented in November 1996 and the costs associated with the new program component utilizing weight loss medications. Costs and expenses of United States Company-owned operations as a percentage of United States Company-owned revenues increased from 90% to 97% between the periods principally due to the higher proportion of fixed costs when compared to the reduced level of revenues and the aforementioned expenses pertaining to the new compensation program and the new program component utilizing weight loss medications. After including the allocable portion of general and administrative expenses, United States Company-owned operations incurred an operating loss of $3,271,000 for the quarter ended December 31, 1996 compared to operating income of $2,388,000 for the quarter ended December 31, 1995. Costs and expenses of foreign Company-owned operations increased 4% from $9,441,000 to $9,805,000 for the quarters ended December 31, 1995 and 1996, respectively, principally due to the increased variable costs related to the higher level of operations. After including the allocable portion of general and administrative expenses, foreign Company-owned operations had operating income of $1,797,000 for the quarter ended December 31, 1996 compared to an operating loss of $308,000 for the quarter ended December 31, 1995.

         Revenues from franchise operations decreased 26% from $11,307,000 to $8,394,000 for the quarters ended December 31, 1995 and 1996, respectively. This decline was principally due to a 17% decrease in the number of franchise Centres in operation, from 193 at December 31, 1995 to 161 at December 31, 1996, and a decrease in the number of new participants enrolled in the Program resulting in reduced product sales and royalties. The decrease in the number of franchise Centres reflects the Company's acquisition of 38 Centres from a franchisee in September 1996.

         Costs and expenses of franchised operations, which consist primarily of product costs, decreased 33% from $7,826,000 to $5,281,000 for the quarters ended December 31, 1995 and 1996, respectively, principally because of the reduced level of franchise operations, the timing of certain advertising incentives granted to franchisees and reduced compensation expenses.


                                   (Continued)

                       JENNY CRAIG, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS
                                   (Continued)


         General and administrative expenses increased 6% from $6,782,000 to $7,172,000 principally due to an increase in consulting expenses, primarily pertaining to information systems, and increased from 7.6% to 8.7% of total revenues for the quarters ended December 31, 1995 and 1996, respectively.


         The elements discussed above combined to result in a 95% decrease in operating income from $3,987,000 for the quarter ended December 31, 1995 compared to $211,000 for the quarter ended December 31, 1996.

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

                       JENNY CRAIG, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS


Six Months Ended December 31, 1996 as Compared to Six Months Ended December 31, 1995

         Revenues from United States Company-owned operations decreased 11% from $144,862,000 for the six months ended December 31, 1995 to $128,812,000 for the six months ended December 31, 1996. At December 31, 1995 there were 482 United States Company-owned Centres in operation compared to 526 at December 31, 1996. The increase in United States Company-owned Centres reflects the Company's acquisition of 38 Centres from a franchisee in September 1996. Average revenue per United States Company-owned Centre decreased 16% from $301,000 for the six months ended December 31, 1995 to $254,000 for the six months ended December 31, 1996. Service revenues from United States Company-owned operations for the six months ended December 31, 1996 decreased 8% to $9,472,000 from $10,260,000 for the comparable year earlier period. This decrease in service revenues was primarily due to a 27% decrease (32% on an average per centre basis) in the number of new participants enrolled in the Program between the periods, offset in part by an increase in the average service fee charged per new participant. The decline in new enrollments also resulted in a decline in the number of active participants in the Program and led to an 11% decline in product sales, which consists primarily of food products, from United States Company-owned operations from $134,602,000 for the six months ended December 31, 1995 to $119,340,000 for the six months ended December 31, 1996. Revenues from foreign Company- owned operations increased 27% from $20,213,000 to $25,738,000 for the six months ended December 31, 1995 and 1996, respectively, primarily due to an increase in the number of new enrollments in the Program in foreign Centres. There was a 5% weighted average increase in the Australian and Canadian currencies in relation to the U.S. dollar between the periods.

         Costs and expenses of United States Company-owned operations decreased 6% from $129,777,000 to $122,237,000 for the six months ended December 31, 1995 and 1996, respectively. This decrease reflects the decreased variable costs related to the lower level of operations offset, in part, by increased expenses related to a new compensation program for Centre personnel implemented in November 1996 and the costs associated with the new program component utilizing weight loss medications. Costs and expenses of United States Company-owned operations as a percentage of United States Company-owned revenues increased from 90% to 95% between the periods principally due to the higher proportion of fixed costs when compared to the reduced level of revenues and the aforementioned expenses pertaining to the new compensation program and the new program component utilizing weight loss medications. After including the allocable portion of general and administrative expenses, United States Company-owned operations incurred an operating loss of $3,567,000 for the six months ended December 31, 1996 compared to operating income of $5,918,000 for the six months ended December 31, 1995. Costs and expenses of foreign Company-owned operations increased 7% from $19,359,000 to $20,795,000 for the six month periods ended December 31, 1995 and 1996, respectively, principally because of the increased variable costs related to the higher level of operations. After including the allocable portion of general and administrative expenses, foreign Company-owned operations had operating income of $3,735,000 for the six months ended December 31, 1996 compared to an operating loss of $195,000 for the six months ended December 31, 1995.

         Revenues from franchise operations decreased 22% from $23,998,000 to $18,753,000 for the six months ended December 31, 1995 and 1996, respectively. This decline was principally due to a 17% decrease in the number of franchise Centres in operation, from 193 at December 31, 1995 to 161 at December 31, 1996 and a decrease in the number of new participants enrolled in the Program resulting in reduced product sales and royalties. The decrease in the number of franchise Centres reflects the Company's acquisition of 38 Centres from a franchisee in September 1996.

                                   (Continued)

                       JENNY CRAIG, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS
                                   (Continued)


         Costs and expenses of franchised operations, which consist primarily of product costs, decreased 23% from $16,232,000 to $12,444,000 for the six month periods ended December 31, 1995 and 1996, respectively, principally because of the reduced level of franchise operations. Franchise costs and expenses as a percentage of franchise revenues remained relatively constant at 67.6% for the six months ended December 31, 1995 compared to 66.1% for the six months ended December 31, 1996.

         General and administrative expenses increased 8% from $13,426,000 to $14,524,000 principally due to an increase in consulting expenses, primarily pertaining to information systems, and increased from 7.1% to 8.4% of total revenues for the six months ended December 31, 1995 and 1996, respectively.


         The elements discussed above combined to result in a 68% decrease in operating income from $10,279,000 for the six months ended December 31, 1995 to $3,303,000 for the six months ended December 31, 1996.

Financial Condition

         As of December 31, 1996, the Company's cash, cash equivalents, and short-term investments were $34,437,000, reflecting a decrease during the quarter ended December 31, 1996 of $8,507,000. This decrease was principally due to the purchase of property and equipment, primarily related to leasehold improvements at the Company's executive office building and centre improvements related to the new program component utilizing weight loss medications; the purchase of treasury stock; an increase in inventory related to the Company's expanded capability to store frozen products; and the timing of payment of certain accounts payable principally related to advertising. During the quarter ended December 31, 1996 the Company received approximately $6 million in proceeds of a borrowing secured by the Company's executive office building purchased in the previous quarter. The Company believes that its cash, cash equivalents and short-term investments and its cash flow from operations are adequate for its needs in the foreseeable future.

PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

           The Company's 1996 Annual Meeting of Stockholders was held on November 6, 1996. At the meeting the stockholders of the Company elected the seven incumbent directors for terms of one year each and until their successors are duly elected and qualified and ratified the appointment of KPMG Peat Marwick LLP as the independent certified public accountants of the Company and its subsidiaries for the fiscal year ending June 30, 1997.

           The results of the vote to elect the seven directors were as follows:

                            SHARES VOTED           SHARES FOR WHICH
NAME                             FOR            AUTHORITY WAS WITHHELD
-------                  -------------------    ----------------------

Sidney Craig                 20,233,598               204,053
Jenny Craig                  20,233,898               203,753
C. Joseph LaBonte            20,234,013               203,638
Scott Bice                   20,385,213                52,438
Marvin Sears                 20,233,913               203,738
Andrea Van de Kamp           20,385,198                52,453
Robert Wolf                  20,385,313                52,338



         The results of the vote to ratify the appointment of KPMG Peat
         Marwick LLP as independent certified public accountants of the Company and its subsidiaries for the fiscal year ending June 30, 1997 were as follows:

                                SHARES VOTED
        SHARES VOTED FOR           AGAINST            SHARES ABSTAINING
   ------------------------    ----------------    ------------------------
           20,430,966               4,635                   2,050



There were no broker non-votes on any of the matters submitted to a vote of security holders.



Item 6.    Exhibits and Reports on Form 8-K.

           (a)    Exhibits

                  10.3    Jenny Craig, Inc. Stock Option Plan, as amended

                  27.      Financial Data Schedule

           (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           JENNY CRAIG, INC.



                                           By: /S/ Michael L. Jeub
                                               ---------------------------
                                                Michael L. Jeub
                                                Sr. Vice President
                                                and Chief Financial Officer



Date:  February 12, 1997