Form 10-Q
period 1997-03-31
CRAIG JENNY INC /DE
filed 1997-05-15
CIK 878865

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For the Quarter Ended March 31, 1997 Commission File No. 001-10887



                                JENNY CRAIG, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        DELAWARE                                      33-0366188
--------------------------------------------------------------------------------
 (State of Incorporation)                   (I.R.S. Employer Identification No.)



         11355 NORTH TORREY PINES ROAD,  LA JOLLA, CA                  92037
--------------------------------------------------------------------------------
         (Address of principal executive offices)                    (Zip Code)



         Registrant's telephone number, including area code   (619) 812-7000
                                                            --------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X     No
                                     ----       ----

         Number of shares of common stock, $.000000005 par value, outstanding as of the close of business on April 30, 1997- 20,690,971.

                       JENNY CRAIG, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                           June 30,     March  31,
                                                             1996         1997
                                                          ---------     ---------
                                                                       (unaudited)
ASSETS
Cash and cash equivalents                                 $  43,535        33,780
Short-term investments                                        7,045         6,225
Accounts receivable, net                                      3,668         3,637
Inventories                                                  17,401        14,710
Prepaid expenses and other assets                             8,282         7,706
                                                          ---------     ---------
          Total current assets                               79,931        66,058
Cost of reacquired area franchise rights, net                 7,496         9,653
Property and equipment, net                                  15,474        27,280
Other assets                                                  1,500         1,500
                                                          ---------     ---------
                                                          $ 104,401       104,491
                                                          =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                             20,916        16,562
Accrued liabilities                                          22,415        19,460
Income taxes payable                                          2,102         2,705
Deferred service revenues                                     4,506         3,522
                                                          ---------     ---------
           Total current liabilities                         49,939        42,249
Note payable                                                     --         5,928
                                                          ---------     ---------
                Total liabilities                            49,939        48,177
Stockholders' equity:
Common stock $.000000005 par value, 100,000,000 shares
authorized; 27,579,060 shares issued; 20,856,251 and
20,690,971 shares outstanding at June 30, 1996 and
March 31, 1997, respectively                                     --            --
Additional paid-in capital                                   71,478        71,584
Retained earnings                                            54,230        57,903
Equity adjustment from foreign currency translation           1,883         1,518
Treasury stock at cost, 6,701,089 and 6,888,089 shares
at June 30, 1996 and March 31, 1997, respectively           (73,129)      (74,691)
                                                          ---------     ---------
      Total stockholders' equity                             54,462        56,314
Commitments and contingencies
                                                          ---------     ---------
                                                          $ 104,401       104,491
                                                          =========     =========

     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   ($ in thousands, except per share amounts)

                                               Three Months Ended     Nine Months Ended
                                                    March 31,             March 31,
                                           --------------------    --------------------
                                             1996        1997        1996        1997
                                             ----        ----        ----        ----
Revenues:
   Company-owned operations:
     Product sales                         $ 87,479      81,163     240,860     224,336
     Service revenues                         6,880       6,904      18,574      18,281
                                           --------    --------    --------    --------
                                             94,359      88,067     259,434     242,617
                                           --------    --------    --------    --------

   Franchise operations:
     Product sales                           10,763       7,151      31,070      22,730
     Royalties                                2,052       1,482       5,663       4,446
     Initial franchise fees                     130           0         210         210
                                           --------    --------    --------    --------
                                             12,945       8,633      36,943      27,386
                                           --------    --------    --------    --------
         Total revenues                     107,304      96,700     296,377     270,003
                                           --------    --------    --------    --------

Costs and expenses:
   Company-owned operations:
     Product                                 74,278      77,324     215,916     212,445
     Service                                  3,924       4,775      11,422      12,686
                                           --------    --------    --------    --------
                                             78,202      82,099     227,338     225,131
                                           --------    --------    --------    --------
   Franchise operations:
     Product                                  8,091       5,556      23,330      17,094
     Other                                      469         517       1,462       1,423
                                           --------    --------    --------    --------
                                              8,560       6,073      24,792      18,517
                                           --------    --------    --------    --------
                                             20,542       8,528      44,247      26,355
General and administrative expenses           7,325       7,194      20,751      21,718
                                           --------    --------    --------    --------
          Operating income                   13,217       1,334      23,496       4,637
Other income, net, principally interest         692         317       2,286       1,300
                                           --------    --------    --------    --------
          Income before taxes                13,909       1,651      25,782       5,937
Provision for income taxes                    5,654         646      10,694       2,266
                                           --------    --------    --------    --------
Net income                                 $  8,255       1,005      15,088       3,671
                                           ========    ========    ========    ========

          Net income per share             $    .35         .05         .62         .18
                                           ========    ========    ========    ========





     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                                Nine Months Ended
                                                                                    March 31,
                                                                              ---------------------
                                                                                 1996         1997
                                                                              --------     --------
Cash flows from operating activities:
    Net income ...........................................................    $ 15,088        3,671
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization ........................................       5,472        5,448
    Provision for doubtful accounts ......................................        (400)          --
   (Increase) decrease in:
              Accounts receivable ........................................      (1,002)        (702)
              Inventories ................................................       5,065        2,999
              Prepaid expenses and other assets ..........................        (578)         575
   Increase (decrease) in:
              Accounts payable ...........................................        (740)      (4,983)
              Accrued liabilities ........................................       4,072       (4,290)
              Income taxes payable .......................................       1,071          603
              Deferred service revenue ...................................         863         (984)
                                                                              --------     --------
                       Net cash provided by (used in) operating activities      28,911        2,337
                                                                              --------     --------

Cash flows from investing activities:
   Purchase of property and equipment ....................................      (2,879)     (15,604)
   Purchase of short-term investments ....................................      (5,000)     (16,359)
   Proceeds from maturity of short-term investments ......................       6,009       17,179
   Payment for acquisition of franchised centres .........................          --       (1,803)
                                                                              --------     --------
                       Net cash provided by (used in) investing activities      (1,870)     (16,587)
                                                                              --------     --------

Cash flows from financing activities:
   Purchase of treasury stock ............................................     (44,009)      (1,562)
   Proceeds from note payable ............................................          --        5,975
   Principal payments on note payable ....................................          --          (47)
   Proceeds from exercise of stock options ...............................          14          106
                                                                              --------     --------
                       Net cash provided by (used in) financing activities     (43,995)       4,472
                                                                              --------     --------

Effect of exchange rate changes on cash and cash equivalents .............         950           23
Net increase (decrease) in cash and cash equivalents .....................     (16,004)      (9,755)
Cash and cash equivalents at beginning of period .........................      51,819       43,535
                                                                              --------     --------
Cash and cash equivalents at end of period ...............................    $ 35,815       33,780
                                                                              ========     ========

Supplemental disclosure of cash flow information:
   Income taxes paid .....................................................    $  9,623        1,723
   Acquisition of franchised centres:
      Cancellation of accounts receivable ................................    $     --          732
      Fair value of assets acquired ......................................    $     --        2,362
      Liabilities assumed ................................................    $     --        1,630

     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997

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

2. Net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period, which were 23,430,000 and 20,721,000 for the quarters ended March 31, 1996 and 1997, respectively and 24,335,000 and 20,791,000 for the nine months ended March 31, 1996 and 1997, respectively.

3. In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 supercedes Accounting Principles Board Opinion No. 15 "Earnings Per Share" ("APB 15") and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). SFAS No. 128 replaces "primary" and "fully diluted" EPS under APB 15 with "basic" and "diluted" EPS. Unlike primary EPS, basic EPS excludes the dilutive effects of options, warrants, and other convertible securities. Dilutive EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS. However, under SFAS 128, the Company would use the average market price for its stock during the reporting period to determine the cost of options as opposed to the greater of the closing price at the end of the period or the average market price during the period, as currently required by APB 15. SFAS 128 is effective for years ending after December 15, 1997. The Company is currently evaluating the impact of the implementation of SFAS 128.

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

Quarter Ended March 31, 1997 as Compared to Quarter Ended March 31, 1996

         Revenues from United States Company-owned operations decreased 10% from $83,981,000 for the quarter ended March 31, 1996 to $75,790,000 for the quarter ended March 31, 1997. At March 31, 1996 there were 484 United States Company-owned Centres in operation compared to 527 at March 31, 1997. The increase in United States Company-owned Centres reflects the Company's acquisition of 38 Centres from a franchisee in September 1996 and the net opening of five Centres between the periods. Average revenue per United States Company-owned Centre decreased 17% from $174,000 for the quarter ended March 31, 1996 to $144,000 for the quarter ended March 31, 1997. Service revenues from United States Company-owned operations for the quarter ended March 31, 1997 decreased 2%, to $5,973,000 from $6,096,000 for the comparable year earlier period. This decrease in service revenues was due to a 4% decrease (12% on an average per centre basis) in the number of new participants enrolled in the Program. The decline in new enrollments also resulted in a decline in the number of active participants in the Program and led to a 10% decline in product sales, which consists primarily of food products, from United States Company-owned operations from $77,885,000 for the quarter ended March 31, 1996 to $69,817,000 for the quarter ended March 31, 1997. Revenues from foreign Company-owned operations increased 18% from $10,378,000 to $12,277,000 for the quarters ended March 31, 1996 and 1997, respectively, primarily due to an increase in the number of new enrollments in the Program in foreign Centres. There were 102 foreign Company-owned Centres at March 31, 1996 compared to 105 at March 31, 1997. There was a 2% weighted average increase in the Australian and Canadian currencies in relation to the U.S. dollar between the periods.


                                   (Continued)

                       JENNY CRAIG, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS
                                   (Continued)

         In April 1996, the United States Food and Drug Administration ("FDA") approved dexfenfluramine, commonly referred to by its trade name Redux, for use as a doctor-prescribed medication for the treatment of obesity. The Company believes that the extensive publicity that accompanied the introduction of Redux heightened the public's interest in weight loss pharmaceuticals (including a combination of phentermine and fenfluramine commonly known as "phen-fen") and appears to be responsible for the softened demand being experienced by the Company for its products and services. During the quarter ended September 30, 1996, the Company began test marketing, on a very limited basis, a new program incorporating the weight-loss medications Redux and phen-fen in conjunction with the traditional elements of its weight management program. In late-December 1996, following evaluation of test market results, the Company added this new program to virtually all United States Company-owned Centres.

         Costs and expenses of United States Company-owned operations increased 4% from $68,352,000 to $71,358,000 for the quarters ended March 31, 1996 and 1997, respectively. Costs and expenses of United States Company-owned operations for the quarter ended March 31, 1996 were reduced by a $2,200,000 credit that resulted from the Company's successful litigation recovery from one of its insurance carriers. The increase in costs and expenses for the quarter ended March 31, 1997 reflects the additional costs, principally comprised of physician and related professional medical technicians, associated with offering the new program component utilizing weight loss medications and increased compensation expense related to staffing levels associated with the introduction of this program. The effect of these increased costs on total costs and expenses for the quarter ended March 31, 1997 was offset, in part, by the decreased variable costs, principally product costs, related to the lower level of operations. Costs and expenses of United States Company-owned operations as a percentage of United States Company-owned revenues increased from 81% to 94% between the periods principally due to the increased expenses of the new program component utilizing weight loss medications and the increased compensation expense related to staffing levels associated with the introduction of this program, the higher proportion of fixed costs when compared to the reduced level of revenues, and the $2,200,000 credit which reduced the percentage in the prior period. After including the allocable portion of general and administrative expenses, United States Company-owned operations incurred an operating loss of $601,000 for the quarter ended March 31, 1997 compared to operating income of $10,756,000 for the quarter ended March 31, 1996. Costs and expenses of foreign Company-owned operations increased 9% from $9,850,000 to $10,741,000 for the quarters ended March 31, 1996 and 1997, respectively, principally due to the increased variable costs related to the higher level of operations. After including the allocable portion of general and administrative expenses, foreign Company-owned operations had operating income of $864,000 for the quarter ended March 31, 1997 compared to an operating loss of $21,000 for the quarter ended March 31, 1996.

         Revenues from franchise operations decreased 33% from $12,945,000 to $8,633,000 for the quarters ended March 31, 1996 and 1997, respectively. This decline was principally due to a 17% decrease in the number of franchise Centres in operation, from 195 at March 31, 1996 to 161 at March 31, 1997, and a decrease in the number of new participants enrolled in the Program at franchised Centres resulting in reduced product sales and royalties. The decrease in the number of franchise Centres reflects the Company's acquisition of 38 Centres from a franchisee in September 1996.



                                   (Continued)

                       JENNY CRAIG, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS
                                   (Continued)


         Costs and expenses of franchised operations, which consist primarily of product costs, decreased 29% from $8,560,000 to $6,073,000 for the quarters ended March 31, 1996 and 1997, respectively, principally because of the reduced level of franchise operations. The increase in franchise costs and expenses as a percentage of franchise revenues was principally due to certain advertising incentives granted to franchisees in the quarter ended March 31, 1997.

         General and administrative expenses decreased 2% from $7,325,000 to $7,194,000 but increased from 6.8% to 7.4% of total revenues for the quarters ended March 31, 1996 and 1997, respectively. The decrease was principally due to a decrease in compensation expenses.

         The elements discussed above combined to result in a 90% decrease in operating income from $13,217,000 for the quarter ended March 31, 1996 compared to $1,334,000 for the quarter ended March 31, 1997.

         Other income decreased 54% from $692,000 to $317,000 for the quarters ended March 31, 1996 and 1997, respectively. This decline was principally due to a decrease in the average balance of cash investments between the periods, substantially related to the Company's acquisition of 3,464,189 shares of its common stock at a cost of $34,642,000 in late March 1996.

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

                       JENNY CRAIG, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS


Nine Months Ended March 31, 1997 as Compared to Nine Months Ended March 31, 1996

         Revenues from United States Company-owned operations decreased 11% from $228,843,000 for the nine months ended March 31, 1996 to $204,602,000 for the nine months ended March 31, 1997. At March 31, 1996 there were 484 United States Company-owned Centres in operation compared to 527 at March 31, 1997. The increase in United States Company-owned Centres reflects the Company's acquisition of 38 Centres from a franchisee in September 1996 and the net opening of five centres between the periods. Average revenue per United States Company-owned Centre decreased 16% from $476,000 for the nine months ended March 31, 1996 to $399,000 for the nine months ended March 31, 1997. Service revenues from United States Company-owned operations for the nine months ended March 31, 1997 decreased 6% to $15,445,000 from $16,356,000 for the comparable year earlier period. This decrease in service revenues was primarily due to a 19% decrease (24% on an average per centre basis) in the number of new participants enrolled in the Program between the periods, offset, in part, by an increase in the average service fee charged per new participant. The decline in new enrollments also resulted in a decline in the number of active participants in the Program and led to an 11% decline in product sales, which consists primarily of food products, from United States Company-owned operations from $212,487,000 for the nine months ended March 31, 1996 to $189,157,000 for the nine months ended March 31, 1997. Revenues from foreign Company-owned operations increased 24% from $30,591,000 to $38,015,000 for the nine months ended March 31, 1996 and 1997, respectively, primarily due to an increase in the number of new enrollments in the Program. There was a 4% weighted average increase in the Australian and Canadian currencies in relation to the U.S. dollar between the periods.

         Costs and expenses of United States Company-owned operations decreased 2% from $198,129,000 to $193,595,000 for the nine months ended March 31, 1996 and 1997, respectively. Costs and expenses of United States Company-owned operations for the nine months ended March 31, 1996 were reduced by a $2,200,000 credit that resulted from the Company's successful litigation recovery from one of its insurance carriers. The decrease in costs and expenses for the nine months ended March 31, 1997 reflects the decreased variable costs, principally product costs, related to the lower level of operations offset, in part, by the additional costs, principally comprised of physician and related professional medical technicians, associated with offering the new program component utilizing weight loss medications and increased compensation expense related to staffing levels associated with the introduction of this program. Costs and expenses of United States Company-owned operations as a percentage of United States Company-owned revenues increased from 87% to 95% between the periods principally due to the higher proportion of fixed costs when compared to the reduced level of revenues, the increased expenses of the new program component utilizing weight loss medications and the increased compensation expense related to staffing levels associated with the introduction of this program, and the $2,200,000 credit which reduced the percentage in the prior period. After including the allocable portion of general and administrative expenses, United States Company-owned operations incurred an operating loss of $4,162,000 for the nine months ended March 31, 1997 compared to operating income of $16,675,000 for the nine months ended March 31, 1996. Costs and expenses of foreign Company-owned operations increased 8% from $29,209,000 to $31,536,000 for the nine month periods ended March 31, 1996 and 1997, respectively, principally because of the increased variable costs related to the higher level of operations. After including the allocable portion of general and administrative


                                   (Continued)

                       JENNY CRAIG, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS
                                   (Continued)


expenses, foreign Company-owned operations had operating income of $4,594,000 for the nine months ended March 31, 1997 compared to an operating loss of $215,000 for the nine months ended March 31, 1996.

         Revenues from franchise operations decreased 26% from $36,943,000 to $27,386,000 for the nine months ended March 31, 1996 and 1997, respectively. This decline was principally due to a 17% decrease in the number of franchise Centres in operation, from 195 at March 31, 1996 to 161 at March 31, 1997 and a decrease in number of new participants enrolled in the Program at franchised Centres resulting in reduced product sales and royalties. The decrease in the number of franchise Centres reflects the Company's acquisition of 38 Centres from a franchisee in September 1996.

         Costs and expenses of franchised operations, which consist primarily of product costs, decreased 25% from $24,792,000 to $18,517,000 for the nine month periods ended March 31, 1996 and 1997, respectively, principally because of the reduced level of franchise operations. Franchise costs and expenses as a percentage of franchise revenues remained relatively constant at 67% for the nine months ended March 31, 1996 compared to 68% for the nine months ended March 31, 1997.

         General and administrative expenses increased 5% from $20,751,000 to $21,718,000 and increased from 7.0% to 8.0% of total revenues for the nine months ended March 31, 1996 and 1997, respectively. The increase was principally due to an increase in consulting expenses, primarily pertaining to information systems.

         The elements discussed above combined to result in an 80% decrease in operating income from $23,496,000 for the nine months ended March 31, 1996 to $4,637,000 for the nine months ended March 31, 1997.

         Other income decreased 43% from $2,286,000 to $1,300,000 for the nine months ended March 31, 1996 and 1997, respectively. This decline was principally due to a decrease in the average balance of cash investments between the periods, substantially related to the Company's acquisition of 3,464,189 shares of its common stock at a cost of $34,642,000 in late March 1996.

         In March 1994 the Company accrued a provision for loss of $5,029,000 in connection with the planned closure of 55 Company-owned centres, $2,529,000 of which was designated for 30 United States centres and $2,500,000 for 25 foreign centres. As previously reported by the Company, substantially all of the expenses accrued in connection with the United States centres were incurred prior to June 30, 1995. Management's original estimate of the $2,529,000 provision was comprised of $1,643,000 for lease termination costs, $622,000 for the write-off of fixed assets and leasehold improvements, $147,000 for severance pay to employees, and $117,000 for customer refunds. The Company actually determined to close 51 United States Centres. Actual costs and expenses charged against the $2,529,000 accrual were $1,329,000 for lease termination costs, $1,151,000 for the write-off of fixed assets and leasehold improvements, $8,000 for severance pay and $41,000 for customer refunds. Additionally, the Company expensed $106,000 in fiscal 1996 in connection with the closures. With respect to the original $2,500,000 provision for foreign centre closures, as previously disclosed, the results of most of these centres improved substantially during the latter quarters of fiscal 1995. As a result, $1,843,000 was reversed during fiscal 1995 and was reflected in fiscal 1995 operating results. During fiscal 1996 one additional foreign centre was closed. The Company, encouraged by the



                                   (Continued)

                       JENNY CRAIG, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS
                                   (Continued)


operating results of the remaining foreign centres, opened three additional foreign centres in fiscal 1997. Accordingly, $400,000 of the remaining accrual was reversed during the quarter ended December 31, 1996. At March 31, 1997 the amount remaining in the accrual account was not material ($138,000).


Financial Condition

         At March 31, 1997, the Company had cash, cash equivalents and short-term investments of $40,005,000 compared to cash, cash equivalents and short-term investments of $50,580,000 at June 30, 1996. Sources of cash, cash equivalents and short-term investments during the nine months ended March 31, 1997 include $2,337,000 provided from operations and $5,975,000 from a note payable to finance the purchase of the Company's executive office building. Uses of cash, cash equivalents and short-term investments during the nine months ended March 31, 1997, include $15,604,000 for the purchase of property and equipment (which includes $8,360,000 for the purchase of the executive office building), $1,803,000 for the acquisition of franchised centres and $1,562,000 for the purchase of treasury stock. The Company believes that its cash, cash equivalents and short-term investments and its cash flow from operations are adequate for its needs in the foreseeable future.


 Effects of Recent Accounting Pronouncement

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 supercedes Accounting Principles Board Opinion No. 15 "Earnings Per Share" ("APB 15") and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). SFAS No. 128 replaces "primary" and "fully diluted" EPS under APB 15 with "basic" and "diluted" EPS. Unlike primary EPS, basic EPS excludes the dilutive effects of options, warrants, and other convertible securities. Dilutive EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS. However, under SFAS 128, the Company would use the average market price for its stock during the reporting period to determine the cost of options as opposed to the greater of the closing price at the end of the period or the average market price during the period, as currently required by APB 15. SFAS 128 is effective for years ending after December 15, 1997. The Company is currently evaluating the impact of the implementation of SFAS 128.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)    Exhibits

                  10.1 Agreement dated as of March 27, 1997 between Jenny Craig, Inc. and Sunil Dewan.

                  27.     Financial Data Schedule.

           (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  JENNY CRAIG, INC.



                                           By: /S/ Michael L. Jeub
                                              ----------------------------------
                                                Michael L. Jeub
                                                Sr. Vice President
                                                and Chief Financial Officer



Date:  May 12, 1997