Form 10-K
period 1997-06-30
CRAIG JENNY INC /DE
filed 1997-09-29
CIK 878865

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NO. 001-10887
                               JENNY CRAIG, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                     33-0366188
    (STATE OR OTHER JURISDICTION OF INCORPORATION OR    (I.R.S. EMPLOYER IDENTIFICATION NO.)
                     ORGANIZATION)

  11355 NORTH TORREY PINES ROAD, LA JOLLA, CALIFORNIA                   92037
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (619) 812-7000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
          COMMON STOCK, $.000000005                      NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]    No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of August 29, 1997, there were 20,687,771 shares of the registrant's common stock outstanding, par value $.000000005, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on August 29, 1997) was approximately $45,327,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1997 are incorporated by reference into Part II. The information called for by Part III is incorporated by reference from the definitive Proxy Statement of the Registrant which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1997.

================================================================================

                               JENNY CRAIG, INC.

                                 1997 FORM 10-K

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
ITEM 1.      BUSINESS................................................................      1
ITEM 1a.     EXECUTIVE OFFICERS OF THE REGISTRANT....................................      8
ITEM 2.      PROPERTIES..............................................................      9
ITEM 3.      LEGAL PROCEEDINGS.......................................................      9
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................     10
ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS....     10
ITEM 6.      SELECTED FINANCIAL DATA.................................................     10
ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS...........................................................     10
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................     10
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE....................................................     11
ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................     11
ITEM 11.     EXECUTIVE COMPENSATION..................................................     11
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........     11
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................     11
ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K........     11

                                     PART I

ITEM 1. BUSINESS

GENERAL BUSINESS DESCRIPTION

     Jenny Craig, Inc. (the "Company") provides a comprehensive weight management program (the "Program") through a chain of Company-owned and franchised weight loss Centres operating under the name JENNY CRAIG WEIGHT LOSS CENTRES ("Centres"). As of August 29, 1997, there were 554 Company-owned and 104 franchised weight loss Centres throughout the United States, and 106 Company-owned and 36 franchised Centres in Australia, New Zealand and Canada. Through these Centres the Company sells JENNY CRAIG CUISINE, its portion and calorie controlled food products ("Jenny's Cuisine"), to participants in the Program. As of August 29, 1997, there were approximately 90,000 active participants in the Program in the United States, and 22,000 active participants in foreign markets.

FORWARD-LOOKING STATEMENTS

     Information provided herein may contain, and the Company may from time to time disseminate material and make statements which may contain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1996 (the "Act"). The words "expects," "anticipates," "believes" and similar words generally signify a "forward-looking" statement. The cautionary statements below are being made pursuant to the provisions of the Act and with the intention of obtaining the benefit of the "safe harbor" provisions of the Act. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion below, together with portions of the discussion elsewhere in this Report, highlight some of the more important risks identified by management of the Company but should not be assumed to be the only things that could affect future financial performance of the Company. Certain risk factors may also be identified by the Company from time to time in other filings with the Securities and Exchange Commission, press releases and other communications.

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

     From time to time, medical and health professionals have identified health risks associated with weight loss. Weight loss pharmaceuticals are not risk-free and side effects and potential health problems for certain users have been identified. In September 1997, the United States Food and Drug Administration requested the withdrawal of fenfluramine (one of the pharmaceuticals used in a combination commonly known as "phen-fen") and dexfenfluramine, commonly referred to by its trade name Redux, from the U.S. market based upon potential health risks. The manufacturer and distributor of these pharmacueticals agreed to an immediate recall of these drugs. Medical and scientific developments or public announcements associating a health risk with weight loss could have a material adverse effect on the Company. See "Competition."

     Legislative and Regulatory Restrictions; Litigation. The Company is subject to a number of laws and regulations regarding its advertising, food products, franchise operations and relations with consumers. See "Regulation." The Federal Trade Commission ("FTC") and certain states regulate advertising, disclosures to consumers and franchisees, and other consumer matters and the Food and Drug Administration and the United States Department of Agriculture specify quality standards for foods. The Company's customers may file actions on their own behalf, as a class or otherwise, and may file complaints with the FTC or state or local consumer affairs offices and these agencies may take action on their own initiative or on a referral from consumers or others. See "Item 3. Legal Proceedings" for information regarding the current status of an FTC proceeding relating to the advertising practices of the Company, and a class action litigation commenced in Alabama against the Company, other weight loss programs, and certain pharmaceutical companies relating to the distribution and sale of weight loss pharmaceuticals. Remedies sought in such actions may include the refund of amounts paid by the complaining customer, refunds to an entire class of participants, other damages, as well as changes in the Centres' method of doing business. A complaint because of a practice at one Centre, whether or not that practice is authorized by the Company, could result in an order affecting some or all Centres in the particular state, and an order in one state could influence courts or government agencies in other states considering similar matters. Proceedings resulting from complaints may result in significant defense costs, settlement payments or judgments and could have a material adverse effect on the Company.

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

THE PROGRAM

     The Program offers a comprehensive, competitively priced approach to the problem of losing and maintaining weight, combining a calorie controlled, nutritionally balanced diet with education and motivation that assists participants in achieving their weight loss needs. The Program features individual counseling and group lifestyle classes to assist participants in identifying and modifying their eating habits to reach and maintain their desired weight. A cornerstone of the Program is the purchase by participants of Jenny's Cuisine. These food products, which are sold only at Centres to participants in the Program, are manufactured by the Company's suppliers to specifications approved by registered dietitians employed by the Company and are designed to provide nutritionally balanced and good tasting low calorie foods to facilitate weight loss. The Program recommends mild exercise to participants, and the Company offers weight maintenance assistance after completion of the Program. The Program is used by men and women, and to a much lesser extent by adolescents, although most participants in the Program are women of all ages and income levels who wish to lose in excess of 30 pounds. During fiscal 1997, the Company introduced an adjunct to its traditional weight loss program which incorporated weight loss pharmaceuticals for qualified participants. This program adjunct utilized independently-contracted physicians to examine clients and prescribe Redux (the trade name for dexfenfluramine, a medication for obesity approved by the U.S. Food and Drug Administration in April 1996) and a combination of two other medications commonly known as "phen-fen" to participants who met the appropriate medical criteria for these medications. In August 1997, the Company ceased offering a weight loss medication adjunct to its Program following reports from the medical community as to possible health risks associated with the use of Redux and phen-fen.

     Each prospective participant in the Program meets with a Program Director at the Centre, where statistical information regarding height, weight, activity patterns, and related information is obtained. This information is analyzed using standards fixed by the Company to assist the prospective participant in establishing a weight loss goal and the Program Director then explains the Program. After enrollment, the participant is referred to a Weight Loss Counselor to begin the Program and purchase the first week's supply of Jenny's Cuisine. Other than in connection with the now terminated program adjunct which offered weight loss medications to qualified participants, the Company does not engage physicians to examine or monitor the progress of participants, nor does it undertake a medical examination of new participants. However, prior to commencing the Program each new participant is asked to complete a health questionnaire to disclose any current medical treatment and medical history in order to determine whether participation in the Program is inadvisable or should be monitored by the participant's personal physician.

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

     Participants in the Program pay a fixed service fee which covers all aspects of the Program other than the purchase of Jenny's Cuisine (and, while it was being offered, certain fees associated with the weight loss medication program adjunct). For the year ended June 30, 1997, the initial service fee for the basic program in Company-owned Centres ranged from $10 to $149. As of August 29, 1997, the initial service fee in Company-owned Centres was $99. In addition, the Company may offer special limited introductory programs for a lower fee. During the weight loss portion of the Program, participants pay an average of between $50 and $75 per week for Jenny's Cuisine. The Company also offers a Success Program which includes a weight maintenance module and a walking program for a fee which was $199 as of August 29, 1997. A significant number of participants who enroll in the Program purchase a Success Plus Program for a fixed fee which was $349 at August 29, 1997. The Success Plus Program includes a walking program, a weight maintenance module, Program return privileges and lifestyle video and audio cassette tapes, as well as an ability to obtain a refund of a portion of the service fee if certain criteria are met. Fees charged for the service portion of the Program are generally paid at commencement. In some states participants have the legal right to withdraw from the Program within specified periods following purchase and to receive a refund of the fees. Even when not so required, the Company's policy is to refund a pro rata portion of the fees upon request.

JENNY CRAIG CUISINE

     Jenny's Cuisine is portion and calorie controlled and consists of a nutritionally balanced variety of foods. The Company employs registered dietitians to assist it in developing its meal plans and food products.

     The Company believes that its healthful, high quality and good tasting food products have contributed in large part to the Company's success. Currently, the Company supplies its Centres with approximately 70 different breakfast, lunch, dinner and snack food items for use in the Program, including prepackaged frozen meals, shelf-stable and canned foods, snacks, and dried products. The Company believes that its prepackaged frozen meals give it a strong competitive advantage. The Company generally updates its menu once per year. Current food items include such entrees as Blueberry Waffles, French Toast with Berries, Stuffed Shells, Baked Turkey, Fish Festiva, Chicken Breast Golden Gate, Chicken Fajitas, Teriyaki Beefsteak, Pasta Primavera, and Chili Con Carne.

     Product sales, principally comprised of Jenny's Cuisine, accounted for 91% and 92% of the Company's revenues in fiscal 1996 and 1997, respectively. For the year ended June 30, 1997, the Company's gross revenues from the product sales were $333,917,000 compared to $368,166,000 for the year ended June 30, 1996.

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

HISTORICAL GROWTH

     The Company commenced operations in Australia in 1983 and became one of the largest weight loss companies in that country with 69 Company-owned and franchised Centres by the end of fiscal 1985. Following its success in the Australian market, and recognizing the opportunities to market the Program successfully in the United States, the Company expanded its operations to the United States by initially opening 13 Company-owned Centres in the Los Angeles metropolitan area in February 1985 and six Centres in the Chicago metropolitan area in September 1985. The Company's growth through August 29, 1997 as measured by the number of Centres operating is shown in the following table:

                                                          AT JUNE 30,                                      AT
                          ----------------------------------------------------------------------------    8/29
                          1988    1989    1990    1991    1992    1993    1994    1995    1996    1997    1997
                          ----    ----    ----    ----    ----    ----    ----    ----    ----    ----    ----
Company-owned
  United States..........  65     151     273     326     370     476     502     478     485     542     554
  Foreign................  73      70      84      86      88     103     106     102     103     106     106
                          ----    ----    ----    ----    ----    ----    ----    ----    ----    ----    ----
                          138...  221     357     412     458     579     608     580     588     648     660
                          ----    ----    ----    ----    ----    ----    ----    ----    ----    ----    ----
Franchise
  United States..........  10      47     126     186     199     176     159     154     159     113     104
  Foreign................  39      37      29      30      37      39      43      43      36      36      36
                          ----    ----    ----    ----    ----    ----    ----    ----    ----    ----    ----
                          49..     84     155     216     236     215     202     197     195     149     140
                          ----    ----    ----    ----    ----    ----    ----    ----    ----    ----    ----
          Total.......... 187     305     512     628     694     794     810     777     783     797     800
                          ====    ====    ====    ====    ====    ====    ====    ====    ====    ====    ====

     The number of franchise Centres owned by affiliates at June 30, 1997 and August 29, 1997 was 16.

     The increase in United States Company-owned Centres and the decrease in United States franchise Centres in 1997 reflects the Company's acquisition of 51 Centres from three franchisees during fiscal 1997. In fiscal 1997, the Company opened 9 United States Company-owned Centres and closed 3 United States Company-owned Centres. Also during fiscal 1997, 9 United States franchise Centres were opened and 4 United States franchise Centres were closed. In July 1997, the Company acquired 6 additional centres from a franchisee.

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

     The Company's advertising is designed to make the customer aware of the Company's and the Program's attributes. The Company's advertising presents a company which is caring, supportive, and understanding of the problems of being overweight, and through the person of Jenny Craig, is differentiated from other generic sounding weight loss companies. Testimonial advertising, featuring participants in the Program, demonstrates the success of the Program on a personal level. The Company's advertising contains a state-of-the-art 800 telephone number (800-97JENNY) that connects the caller directly to the nearest Centre in every market in the United States.

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

     As of August 29, 1997, the Company had 140 Centres operating pursuant to franchise agreements, of which 104 were located throughout the United States, 16 in Australia, 16 in New Zealand and 4 in Canada. During fiscal 1997, the Company acquired 51 Centres from three franchisees.

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

REGULATION

     The Federal Trade Commission (the "FTC"), and certain states, regulates advertising and other consumer matters. The Company's customers may file actions on their own behalf, as a class or otherwise, and may file complaints with the FTC or state or local consumer affairs offices and these agencies may take action on their own initiative or on a referral from consumers or others. Remedies sought in such actions may include the refund of amounts paid by the complaining consumer, refunds to an entire class of participants, other damages, as well as changes in the Centres' method of doing business. A complaint because of a practice at one Centre, whether or not that practice is authorized by the Company, could result in an order affecting some or all Centres in the particular state, and an order in one state could influence courts or government agencies in other states considering similar matters. See "Item 3. Legal Proceedings" for information regarding the current status of an FTC proceeding relating to the advertising practices of the Company, and a class action litigation commenced in Alabama against the Company, other weight loss programs, and certain pharmaceutical companies relating to the distribution and sale of weight loss pharmaceuticals. Proceedings resulting from complaints may result in significant defense costs, settlement payments or judgements and could have a material adverse effect on the Company.

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

EMPLOYEES

     As of August 29, 1997 the Company had approximately 4,230 employees, of which 3,570 were located in the United States, 530 were located in Australia, and 130 were located in Canada. None of the Company's workers in the United States are represented by a labor union. The Company has never had a strike or lockout and considers its employee relations to be excellent.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers of the Company:

  NAME OF EXECUTIVE
       OFFICER           AGE                        POSITION(S) HELD
---------------------    ---     ------------------------------------------------------
Sidney Craig             65      Chairman of the Board and Director
Jenny Craig              65      Vice-Chairman and Director
C. Joseph LaBonte        58      President, Chief Executive Officer and Director
Michael L. Jeub                  Senior Vice President, Chief Financial Officer and
                         54      Treasurer
Janet Rheault            36      Senior Vice President, Operations
Leslie Koll              46      Senior Vice President, Marketing
Sunil Dewan              43      Vice President, Franchise Operations
William K. Dix           41      Vice President, General Counsel
Alan V. Dobies           49      Vice President, Corporate Services
Stuart Gaiber            48      Vice President, Information Services
Marvin Sears             70      Secretary and Director

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

     C. Joseph LaBonte became the Company's President and Chief Executive Officer in April 1994 having served as a director of the Company since December 1992. Mr. LaBonte is the Chairman of The Vantage Group, an investment and financial advisory firm which he founded in 1983. From 1987 through 1990, Mr. LaBonte was President, Chief Operating Officer and a Director of Reebok International Ltd. and from 1979 through 1983 he was the President, Chief Operating Officer and a Director of 20th Century Fox Film Corporation. Mr. LaBonte is a director of Successories, Inc. and an investor in and a director of various privately owned enterprises.

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

     Sunil Dewan has served as Vice President, Franchising since June 1997. From January 1996 to June 1997 Mr. Dewan was Vice President and Managing Director, International for Orion Food Systems, a privately held vertically integrated branded food company. From 1993 through 1995, Mr. Dewan served as President of NOEC Corporation, a privately held diversified company based in Taipei. From 1987 to 1993 Mr. Dewan was Vice President and Managing Director in charge of international business for Metromedia Steakhouses Company.

     William K. Dix has served as Vice President, General Counsel since May 1996. From March 1994 to May 1996 Mr. Dix was Counsel for Aetna Health Plans, Inc. From 1989 through March 1994 Mr. Dix was Corporate Counsel for Science Applications International Corporation, a high technology research and development company.

     Stuart Gaiber has served as Vice President, Information Systems since June 1997. From April 1995 to June 1997 Mr. Gaiber was Director of Information Technology for KCET, a public television station in Los Angeles, California. From October 1989 through April 1995, Mr. Gaiber served as Director of MIS for Avery Dennison, an office products company.

     Alan V. Dobies has served as Vice President, Corporate Services since June 1990. From July 1988 to May 1990, Mr. Dobies was Vice President, Operations of Joico International, a manufacturer of professional hair-care products.

     Marvin Sears, a director of the Company since July 1989, has served as the Secretary of the Company since June 1991, and as Assistant Secretary of the Company from August 1985 to June 1991. Mr. Sears is a practicing attorney in Los Angeles, California where, since May 1989, he has been a partner in the law firm of Proskauer Rose LLP, counsel to the Company during fiscal 1997 and currently. From June 1960 until May 1989, Mr. Sears was a senior partner of the Los Angeles law firm of Pacht, Ross, Warne, Bernhard & Sears, Inc. and its successor, Shea & Gould. Mr. Sears is a member of the Board of various privately-owned business enterprises.

     Executive officers are elected to serve until their successors are elected and qualified.

ITEM 2. PROPERTIES

     At August 29, 1997, there were 660 Company-owned Centres, all of which are in leased premises, of which 554 were in the United States, 81 were in Australia, and 25 were in Canada. A majority of the leases for Company-owned Centres were entered into for an initial period of five years. The leases require fixed monthly rental payments which are subject to various adjustments. The Centres are generally located in retail shopping areas on major commercial thoroughfares and generally occupy approximately 2000 to 2500 square feet of space consisting of a reception area, individual counseling rooms, classrooms and food storage space.

     In July 1996 the Company purchased a 75,000 square foot office building located in La Jolla, California in which its executive offices are located. The total purchase price was $8.36 million. The Company leases a warehouse in Rancho Cucamonga, California for its food and non-food inventory. The Company's executive offices in Australia are leased and are located in Melbourne, and the Company also owns a warehouse in Sunshine, Australia.

     The Company believes that its executive office and warehouse space is adequate for its current needs and that additional space will be available at reasonable costs as needed.

ITEM 3. LEGAL PROCEEDINGS

     The Company and the Federal Trade Commission have entered into a proposed Consent Order settling all contested issues raised in a complaint filed in September 1993 against the Company alleging that the Company violated the Federal Trade Commission Act by the use and content of certain advertisements for the Company's weight loss Program featuring testimonials, claims for the Program's success and safety, and statements as to the Program's costs to participants. The proposed Consent Order does not admit any issue of fact or law or any violation by the Company of any law or regulation, and does not involve payment by the Company of any civil money penalty, damages, or other financial relief. The proposed Consent Order requires certain procedures and disclosures in connection with the Company's advertisements of its products and services. The full Commission accepted the proposed Consent Order and it was published for public comment. Unless modified or withdrawn on the basis of public comment, it will become effective upon service of notice to the Company by the Commission. The Company does not believe that compliance with the proposed Consent Order will have a material adverse effect on the Company's consolidated financial position or results of operations or its current advertising and marketing practices.

     The Company along with other weight loss programs and certain pharmaceutical companies has been named as a defendant in an action filed in the Circuit Court for the Eleventh Judicial Circuit in Pickens County, Alabama. The action was commenced in August, 1997 by three plaintiffs who are seeking to maintain the action as a class action on behalf of all persons in the United States and United States Territories who have suffered or may in the future suffer injury due to the administration of phentermine, fenfluramine (commonly known as "phen-fen" when taken together) and/or dexfenfluramine (tradename "Redux"), which were manufactured or sold by the defendants. The complaint includes claims against the Company and other defendants, acting separately and in concert, for alleged unlawful and tortious acts, including sale of allegedly dangerous and defective products, negligent marketing and distribution, failure to warn of the risks associated with the weight loss medications, breach of warranty, fraud, and negligent misrepresentation. The complaint seeks compensatory and punitive damages in unspecified amounts and equitable relief including the establishment of a medical fund to cover future medical expenses resulting from the use of the weight loss medications, and a requirement that the defendants adequately warn the public of the risks associated with the use of the weight loss medications. The Company has tendered this matter to its insurance carriers. The Company has also asserted its idemnification rights under its agreement with the company which provided the physicians who prescribed the weight loss medications in the Company's centres. The claim has not progressed sufficiently for the Company to estimate a range of possible loss, if any. The Company intends to defend the matter vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Material appearing under the caption "Common Stock Data" on page 32 of the Annual Report to Shareholders of Jenny Craig, Inc. for the fiscal year ended June 30, 1997 ("1997 Annual Report") is hereby incorporated by this reference.

ITEM 6. SELECTED FINANCIAL DATA

     Material appearing under the caption "Selected Financial Data" on page 8 of the Company's 1997 Annual Report is hereby incorporated by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Material appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 through 16 of the Company's 1997 Annual Report is hereby incorporated by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and subsidiaries, related notes to consolidated financial statements, and material appearing under the caption "Independent Auditors' Report" on pages 17 through 30 of the Company's 1997 Annual Report are hereby incorporated by this reference. Material appearing under the caption "Selected Quarterly Financial Information" on page 31 of the Company's 1997 Annual Report is hereby incorporated by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1997. Information regarding executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Item 1a hereof.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     A. FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

FINANCIAL STATEMENTS

     The following appear in the 1997 Annual Report at the pages indicated below and are incorporated into Part II by reference:

 (1) Independent Auditors' Report.......................................                Page 30
 (2) Consolidated Balance Sheets as of June 30, 1996 and 1997...........                Page 17
 (3) Consolidated Statements of Income for the Years Ended June 30,                     Page 18
     1995, 1996 and 1997................................................
 (4) Consolidated Statements of Stockholders' Equity for the Years Ended                Page 19
     June 30, 1995, 1996 and 1997.......................................
 (5) Consolidated Statements of Cash Flows for the Years Ended June 30,                 Page 20
     1995, 1996 and 1997................................................
 (6) Notes to Consolidated Financial Statements.........................    Pages 21 through 29

SCHEDULES

     The following financial statement schedule appears on page 16 of this report:

        II. Valuation and Qualifying Accounts

     Schedules other than the schedule listed above are omitted because they are either not required or not applicable.

EXHIBITS

    EXHIBIT                                      DESCRIPTION
    -------                                      -----------
     3.1        Amended and Restated Certificate of Incorporation of Registrant.
     3.4        Restated By-laws of Registrant.(1)
    10.1        Jenny Craig, Inc. Management Deferred Bonus Program.(1)(2)
    10.2        Executive Employment Agreement between Jenny Craig, Inc. and C. Joseph
                LaBonte. (Incorporated herein by reference to Exhibit 10.2 to the Report on
                Form 10-K of the Company for the fiscal year ended June 30, 1994.)(3)
    10.3        Jenny Craig, Inc. Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit 10.3 to the Report on Form 10-K of the Company for the
                fiscal year ended June 30, 1996.)(2)
    10.4        Executive Employment Agreement between Jenny Craig, Inc. and Jenny Craig. See
                Exhibit 10.30 for Amendment thereto.(1)(3)
    10.5        Executive Employment Agreement between Jenny Craig, Inc. and Sid Craig. See
                Exhibit 10.29 for Amendment thereto.(1)(3)
    10.6        Employment Agreement between Jenny Craig, Inc. and Michael L. Jeub.
                (Incorporated herein by reference to Exhibit 10.6 to the Report on Form 10-K of the Company for the fiscal year ended June 30, 1994.)(3)
    10.7        Settlement Agreement among Class Plaintiffs, Jenny Craig, Inc. and Jenny Craig
                International, Inc. (Incorporated herein by reference to Exhibit 10.7 to the
                Report on Form 10-K of the Company for the fiscal year ended June 30, 1994.)
    10.8        Agreement dated as of March 27, 1997 between Jenny Craig, Inc. and Sunil
                Dewan. (Incorporated herein by reference to Exhibit 10.1 to the Company's
                Report on Form 10-Q for the three month period ended March 31, 1997.)(3)
    10.9        Standard Form of Franchise Agreement of Jenny Craig International, Inc.(1)
    10.10       Agreement dated as of April 21, 1997 between Jenny Craig, Inc. and Stewart
                Gaiber.(3)
    10.11       Office Building Lease between Jenny Craig Weight Loss Centres, Inc. and JLRB
                Associates dated September 15, 1988.(1)
    10.11.1     Amendment to Office Building Lease between Jenny Craig Weight Loss Centres,
                Inc. and JLRB Associates, undated.(1)
    10.11.2     Amendment to Office Building Lease between Jenny Craig Weight Loss Centres,
                Inc. and JLRB Associates, undated.(1)
    10.11.3     Amendment to Office Building Lease between Jenny Craig Weight Loss Centres,
                Inc. and JLRB Associates, dated February 21, 1991.(1)
    10.11.4     Amendment to Office Building Lease between Jenny Craig Weight Loss Centres,
                Inc. and JLRB Associates, undated.(1)
    10.11.5     Amendment to Office Building Lease between Jenny Craig Weight Loss Centres,
                Inc. and JLRB Associates, undated. (Incorporated herein by reference to
                Exhibit 10.11.5 to the Report on Form 10-K of the Company for the fiscal year ended June 30, 1993.)

    EXHIBIT                                      DESCRIPTION
    -------                                      -----------
    10.12       Lease between Jenny Craig Distributing Pty. Ltd. and Indalia Pty. Ltd. dated
                November 16, 1990.(1)
    10.13       Agreement dated as of June 4, 1997 between Jenny Craig, Inc. and Eileen
                Piersa.(3)
    10.14       Standard Form Lease dated May 14, 1996 between Jenny Craig Products, Inc. and
                RCDC Associates Limited Partnership.
    10.16       Tax Allocation and Indemnity Agreement among New York Life Insurance Company et al, Security Pacific National Bank individually and as Agent, Jenny Craig,
                Inc., Jenny Craig Weight Loss Centres, Inc., Craig Enterprises, Inc., SJF
                Enterprises, Inc., Sid Craig and Jenny Craig dated as of June 30, 1989, as amended.(1)
    10.17       Shareholders Agreement among Sid Craig, Jenny Craig, W. James Mallen, New York
                Life Insurance Company, et al., Security Pacific National Bank individually and as Agent, Craig Enterprises, Inc., SJF Enterprises, Inc. and Jenny Craig,
                Inc. dated as of June 30, 1989.(1)
    10.18       Supply Agreement between Jenny Craig Weight Loss Centres, Inc. and IBM Foods,
                d/b/a Overhill Farms, dated September 22, 1988, with amendments.(1)
    10.20       Supply Agreement between Jenny Craig Weight Loss Centres, Inc. and Campbell
                Soup Company, dated June 1, 1991.(1)
    10.21       Metropolitan Insurance and Annuity Company Key Man Life Insurance Policy
                Relating to Jenny Craig.(1)
    10.23       Prudential Insurance Company of America Key Man Life Insurance Policy Relating
                to Jenny Craig.(1)
    10.29       Agreement dated as of September 14, 1994 between Sidney Craig and Jenny Craig,
                Inc., amending Exhibit 10.5. (Incorporated herein by reference to Exhibit 10.2 to the Report on Form 10-Q of the Company for the three month period ended
                September 30, 1994.)(3)
    10.30       Agreement dated as of September 14, 1994 between Jenny Craig and Jenny Craig,
                Inc. amending Exhibit 10.4. (Incorporated herein by reference to Exhibit 10.3 to the Report on Form 10-Q of the Company for the three month period ended
                September 30, 1994)(3)
    10.32       Agreement dated as of November 10, 1994 between Leslie Alan Koll and Jenny
                Craig, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Report on
                Form 10-Q of the Company for the three month period ended December 31,
                1994.)(3)
    10.33       Settlement Agreement dated March 29, 1996 with respect to the settlement of a series of class actions collectively entitled In Re Jenny Craig Securities
                Litigation. (Incorporated herein by reference to Exhibit 10.33 to the Report on Form 10-K of the Company for the fiscal year ended June 30, 1995.)
    10.34       Agreement dated as of April 11, 1996 between Janet Rheault and Jenny Craig,
                Inc. (Incorporated herein by reference to Exhibit 10.1 to the Report on Form
                10-Q of the Company for the three month period ended March 31, 1996.)(3)
    10.35       Agreement dated as of April 26, 1996 between William K. Dix and Jenny Craig,
                Inc. (Incorporated herein by reference to Exhibit 10.35 to the Company's
                Report on Form 10-K for the fiscal year ended June 30, 1996.)(3)
    10.36       Amended and Restated Agreement dated as of August 20, 1996 between Marvin
                Sears and Jenny Craig, Inc. (Incorporated herein by reference to Exhibit 10.36 to the Company's Report on Form 10-K for the fiscal year ended June 30,
                1996.)(2)

    EXHIBIT                                      DESCRIPTION
    -------                                      -----------
    10.37       Asset Purchase Agreement dated as of August 12, 1996 among Rose Enterprises,
                Inc., Rose Enterprises, Inc. NJ, Rose Enterprises of Connecticut, Inc., Chris
                Lin Enterprises, Inc. Chris Lin Enterprises New York, Inc. Audrey Sedita,
                Bradley Morley and Jenny Craig Operations, Inc. (Incorporated herein by reference to Exhibit 10.37 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1996.)
    10.38       Purchase and Sale Agreement dated as of May 22, 1997 between Jenny Craig
                Management, Inc. and M&S Balanced Property Fund, L.P. (Incorporated herein by reference to Exhibit 10.38 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1996.)
    13.         Portions of the Annual Report to Shareholders with respect to the fiscal year ended June 30, 1997 which are incorporated by reference in this Form 10-K.
    18.         Preferability Letter from KPMG Peat Marwick LLP with respect to change in accounting method.
    22.         List of Subsidiaries.
    23.         Independent Auditors' Consent.
    27.         Financial Data Schedule.

---------------

(1) Incorporated herein by reference to Registrant's Registration Statement on Form S-1 filed October 29, 1991, Registration No. 33-42564. Each of the exhibits so incorporated by reference bears the same exhibit number in Registration Statement No. 33-42564.

(2) Compensatory Plan.

(3) Management contract.

     B. REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed by the Company during the last quarter of the period covered by this report.

                          INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors
Jenny Craig, Inc.:

     Under date of August 20, 1997, we reported on the consolidated balance sheets of Jenny Craig, Inc. and subsidiaries as of June 30, 1996 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1997, as contained in the 1997 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended June 30, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item
14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

San Diego, California
August 20, 1997

                                                                     SCHEDULE II

                       JENNY CRAIG, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1995, 1996 AND 1997
                                ($ IN THOUSANDS)

                                       CHARGED                                 CHARGED                                  CHARGED
                                          TO      CHARGED                         TO      CHARGED                          TO
                             BALANCE    COSTS        TO              BALANCE    COSTS        TO               BALANCE    COSTS
                               AT        AND       OTHER     WRITE     AT        AND       OTHER     WRITE      AT        AND
        DESCRIPTION          6/30/94   EXPENSES   ACCOUNTS   OFFS    6/30/95   EXPENSES   ACCOUNTS    OFFS    6/30/96   EXPENSES
---------------------------  -------   --------   --------   -----   -------   --------   --------   ------   -------   --------
Allowance for Doubtful
 Accounts..................   5,620        --         --       --     5,620      (900)        --     (3,256)   1,464         --
Accumulated Amortization --
  Reacquired Area Franchise
  Rights...................   1,899       842        (33)      --     2,708       837        160         --    3,705      1,015
Accumulated Amortization --
  Computer Software........     747       266         --       --     1,013       272         --         --    1,285         75


                             CHARGED
                                TO              BALANCE
                              OTHER     WRITE     AT
        DESCRIPTION          ACCOUNTS   OFFS    6/30/97
---------------------------  --------   -----   -------
Allowance for Doubtful
 Accounts..................      --     (274)    1,190
Accumulated Amortization --
  Reacquired Area Franchise
  Rights...................    (122)      --     4,598
Accumulated Amortization --
  Computer Software........      --       --     1,360

---------------

See accompanying Independent Auditors' Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 25, 1997                  JENNY CRAIG, INC.

                                          By:       /s/ SIDNEY CRAIG
                                            ------------------------------------
                                                        Sidney Craig
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                              TITLE                      DATE
---------------------------------------------  -------------------------    ---------------------

/s/ SIDNEY CRAIG                                 Chairman of the Board      September 25, 1997
---------------------------------------------
Sidney Craig

/s/ JENNY CRAIG                                    Vice Chairman and        September 25, 1997
---------------------------------------------          Director
Jenny Craig

/s/ C. JOSEPH LABONTE                              President, Chief         September 25, 1997
---------------------------------------------          Executive
C. Joseph LaBonte                                Officer and Director
                                                 (Principal Executive
                                                       Officer)

/s/ MICHAEL L. JEUB                             Senior Vice President,      September 25, 1997
---------------------------------------------   Chief Financial Officer
Michael L. Jeub                                      and Treasurer
                                               (Principal Financial and
                                                      Accounting
                                                       Officer)

/s/ SCOTT BICE                                         Director             September 25, 1997
---------------------------------------------
Scott Bice

/s/ MARVIN SEARS                                       Director             September 25, 1997
---------------------------------------------
Marvin Sears

/s/ ANDREA VAN DE KAMP                                 Director             September 25, 1997
---------------------------------------------
Andrea Van de Kamp

/s/ ROBERT WOLF                                        Director             September 25, 1997
---------------------------------------------
Robert Wolf

                                 EXHIBIT INDEX

                                                                                     SEQUENTIALLY
                                                                                       NUMBERED
EXHIBIT                                  DESCRIPTION                                   PAGE NO.
-------   -------------------------------------------------------------------------  ------------
 3.1      Amended and Restated Certificate of Incorporation of Registrant..........
 3.4      Restated By-laws of Registrant.(1).......................................
10.1      Jenny Craig, Inc. Management Deferred Bonus Program.(1)(2)...............
10.2      Executive Employment Agreement between Jenny Craig, Inc. and C. Joseph
          LaBonte. (Incorporated herein by reference to Exhibit 10.2 to the Report on Form 10-K of the Company for the fiscal year ended June 30,
          1994.)(3)................................................................
10.3      Jenny Craig, Inc. Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit 10.3 to the Report on Form 10-K of the Company for
          the fiscal year ended June 30, 1996.)(2).................................
10.4      Executive Employment Agreement between Jenny Craig, Inc. and Jenny Craig.
          See Exhibit 10.30 for Amendment thereto.(1)(3)...........................
10.5      Executive Employment Agreement between Jenny Craig, Inc. and Sid Craig.
          See Exhibit 10.29 for Amendment thereto.(1)(3)...........................
10.6      Employment Agreement between Jenny Craig, Inc. and Michael L. Jeub.
          (Incorporated herein by reference to Exhibit 10.6 to the Report on Form
          10-K of the Company for the fiscal year ended June 30, 1994.)(3).........
10.7      Settlement Agreement among Class Plaintiffs, Jenny Craig, Inc. and Jenny
          Craig International, Inc. (Incorporated herein by reference to Exhibit
          10.7 to the Report on Form 10-K of the Company for the fiscal year ended
          June 30, 1994.)..........................................................
10.8      Agreement dated as of March 27, 1997 between Jenny Craig, Inc. an d Sunil
          Dewan. (Incorporated herein by reference to Exhibit 10.1 to the Company's
          Report on Form 10-Q for the three month period ended March 31,
          1997.)(3)................................................................
10.9      Standard Form of Franchise Agreement of Jenny Craig International,
          Inc.(1)..................................................................
10.10     Agreement dated as of April 21, 1997 between Jenny Craig, Inc. and
          Stewart Gaiber.(3).......................................................
10.11     Office Building Lease between Jenny Craig Weight Loss Centres, Inc. and
          JLRB Associates dated September 15, 1988.(1).............................
10.11.1   Amendment to Office Building Lease between Jenny Craig Weight Loss
          Centres, Inc. and JLRB Associates, undated.(1)...........................
10.11.2   Amendment to Office Building Lease between Jenny Craig Weight Loss
          Centres, Inc. and JLRB Associates, undated.(1)...........................
10.11.3   Amendment to Office Building Lease between Jenny Craig Weight Loss
          Centres, Inc. and JLRB Associates, dated February 21, 1991.(1)...........
10.11.4   Amendment to Office Building Lease between Jenny Craig Weight Loss
          Centres, Inc. and JLRB Associates, undated.(1)...........................
10.11.5   Amendment to Office Building Lease between Jenny Craig Weight Loss
          Centres, Inc. and JLRB Associates, undated. (Incorporated herein by reference to Exhibit 10.11.5 to the Report on Form 10-K of the Company
          for the fiscal year ended June 30, 1993.)................................
10.12     Lease between Jenny Craig Distributing Pty. Ltd. and Indalia Pty. Ltd.
          dated November 16, 1990.(1)..............................................
10.13     Agreement dated as of June 4, 1997 between Jenny Craig, Inc. and Eileen
          Piersa.(3)...............................................................
10.14     Standard Form Lease dated May 14, 1996 between Jenny Craig Products, Inc.
          and RCDC Associates Limited Partnership..................................

                                                                                     SEQUENTIALLY
                                                                                       NUMBERED
EXHIBIT                                  DESCRIPTION                                   PAGE NO.
-------   -------------------------------------------------------------------------  ------------
10.16     Tax Allocation and Indemnity Agreement among New York Life Insurance
          Company et al, Security Pacific National Bank individually and as Agent,
          Jenny Craig, Inc., Jenny Craig Weight Loss Centres, Inc., Craig
          Enterprises, Inc., SJF Enterprises, Inc., Sid Craig and Jenny Craig dated as of June 30, 1989, as amended.(1)......................................
10.17     Shareholders Agreement among Sid Craig, Jenny Craig, W. SJames Mallen,
          New York Life Insurance Company, et al., Security Pacific National Bank
          individually and as Agent, Craig Enterprises, Inc., SJF Enterprises, Inc.
          and Jenny Craig, Inc. dated as of June 30, 1989.(1)......................
10.18     Supply Agreement between Jenny Craig Weight Loss Centres, Inc. and IBM
          Foods, d/b/a Overhill Farms, dated September 22, 1988, with amendments.(1)...........................................................
10.20     Supply Agreement between Jenny Craig Weight Loss Centres, Inc. and
          Campbell Soup Company, dated June 1, 1991.(1)............................
10.21     Metropolitan Insurance and Annuity Company Key Man Life Insurance Policy
          Relating to Jenny Craig.(1)..............................................
10.23     Prudential Insurance Company of America Key Man Life Insurance Policy
          Relating to Jenny Craig.(1)..............................................
10.29     Agreement dated as of September 14, 1994 between Sidney Craig and Jenny
          Craig, Inc., amending Exhibit 10.5. (Incorporated herein by reference to
          Exhibit 10.2 to the Report on Form 10-Q of the Company for the three month period ended September 30, 1994.)(3)...............................
10.30     Agreement dated as of September 14, 1994 between Jenny Craig and Jenny
          Craig, Inc. amending Exhibit 10.4. (Incorporated herein by reference to
          Exhibit 10.3 to the Report on Form 10-Q of the Company for the three month period ended September 30, 1994)(3)................................
10.32     Agreement dated as of November 10, 1994 between Leslie Alan Koll and
          Jenny Craig, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Report on Form 10-Q of the Company for the three month period ended
          December 31, 1994.)(3)...................................................
10.33     Settlement Agreement dated March 29, 1996 with respect to the settlement of a series of class actions collectively entitled In Re Jenny Craig
          Securities Litigation. (Incorporated herein by reference to Exhibit 10.33 to the Report on Form 10-K of the Company for the fiscal year ended June
          30, 1995.)...............................................................
10.34     Agreement dated as of April 11, 1996 between Janet Rheault and Jenny
          Craig, Inc. (Incorporated herein by reference to Exhibit 10.1 to the
          Report on Form 10-Q of the Company for the three month period ended March
          31, 1996.)(3)............................................................
10.35     Agreement dated as of April 26, 1996 between William K. Dix and Jenny
          Craig, Inc. (Incorporated herein by reference to Exhibit 10.35 to the
          Company's Report on Form 10-K for the fiscal year ended June 30,
          1996.)(3)................................................................
10.36     Amended and Restated Agreement dated as of August 20, 1996 between Marvin
          Sears and Jenny Craig, Inc. (Incorporated herein by reference to Exhibit
          10.36 to the Company's Report on Form 10-K for the fiscal year ended June
          30, 1996.)(2)............................................................
10.37     Asset Purchase Agreement dated as of August 12, 1996 among Rose
          Enterprises, Inc., Rose Enterprises, Inc. NJ, Rose Enterprises of
          Connecticut, Inc., Chris Lin Enterprises, Inc. Chris Lin Enterprises New
          York, Inc. Audrey Sedita, Bradley Morley and Jenny Craig Operations, Inc.
          (Incorporated herein by reference to Exhibit 10.37 to the Company's
          Report on Form 10-K for the fiscal year ended June 30, 1996.)............

                                                                                     SEQUENTIALLY
                                                                                       NUMBERED
EXHIBIT                                  DESCRIPTION                                   PAGE NO.
-------   -------------------------------------------------------------------------  ------------
10.38     Purchase and Sale Agreement dated as of May 22, 1997 between Jenny Craig
          Management, Inc. and M&S Balanced Property Fund, L.P. (Incorporated
          herein by reference to Exhibit 10.38 to the Company's Report on Form 10-K
          for the fiscal year ended June 30, 1996.)................................
13.       Portions of the Annual Report to Shareholders with respect to the fiscal year ended June 30, 1997 which are incorporated by reference in this Form
          10-K.....................................................................
18.       Preferability Letter from KPMG Peat Marwick LLP with respect to change in accounting method........................................................
22.       List of Subsidiaries.....................................................
23.       Independent Auditors' Consent............................................
27.       Financial Data Schedule..................................................

---------------

(1) Incorporated herein by reference to Registrant's Registration Statement on Form S-1 filed October 29, 1991, Registration No. 33-42564. Each of the exhibits so incorporated by reference bears the same exhibit number in Registration Statement No. 33-42564.

(2) Compensatory Plan.

(3) Management contract.