Form 10-Q
period 1997-09-30
CRAIG JENNY INC /DE
filed 1997-11-14
CIK 878865

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter Ended September 30, 1997 Commission File No. 001-10887



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



        Registrant's telephone number, including area code(619) 812-7000

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]  No [ ]

        Number of shares of common stock, $.000000005 par value, outstanding as of the close of business on November 7, 1997 - 20,687,771.

                       JENNY CRAIG, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                                                    June 30,      September 30,
                                                                                                      1997            1997
                                                                                                    ---------       ---------
                                                                                                                   (unaudited)
ASSETS
Cash and cash equivalents ....................................................................      $  37,438          27,345
Short-term investments .......................................................................          1,506           7,580
Accounts receivable, net .....................................................................          2,967           3,227
Inventories ..................................................................................         15,285          15,324
Prepaid expenses and other assets ............................................................         16,497          13,447
                                                                                                    ---------       ---------
        Total current assets .................................................................         73,693          66,923
Cost of reacquired area franchise rights, net ................................................          9,550           9,262
Property and equipment, net ..................................................................         27,554          27,690
Other assets .................................................................................          1,500              --
                                                                                                    ---------       ---------
                                                                                                    $ 112,297         103,875
                                                                                                    =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable .............................................................................         14,938          15,087
Accrued liabilities ..........................................................................         19,117          21,273
Income taxes payable .........................................................................          4,050              --
Deferred service revenue .....................................................................         14,558          13,091
                                                                                                    ---------       ---------
        Total current liabilities ............................................................         52,663          49,451
Note payable .................................................................................          5,716           5,669
                                                                                                    ---------       ---------
        Total liabilities ....................................................................         58,379          55,120

Stockholders' equity:
  Common stock $.000000005 par value, 100,000,000 shares
    authorized; 27,579,060 shares issued; 20,687,771 shares
    outstanding at June 30, 1997 and September 30, 1997 ......................................             --              --
  Additional paid-in capital .................................................................         71,615          71,615
  Retained earnings ..........................................................................         55,053          50,436
  Equity adjustment from foreign currency translation ........................................          2,012           1,466
  Treasury stock at cost, 6,891,289 shares at June 30, 1997 and
    September 30, 1997 .......................................................................        (74,762)        (74,762)
                                                                                                    ---------       ---------
        Total stockholders' equity ...........................................................         53,918          48,755

Commitments and contingencies.................................................................
                                                                                                    ---------       ---------
                                                                                                    $ 112,297         103,875
                                                                                                    =========       =========



     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   ($ in thousands, except per share amounts)

                                                                 Three Months Ended
                                                                    September 30,
                                                               -----------------------
                                                                 1996           1997
                                                               --------       --------
Revenues:
   Company-owned operations:
     Product sales ......................................      $ 74,388         73,579
     Service revenue ....................................         6,265          5,446
                                                               --------       --------
                                                                 80,653         79,025
                                                               --------       --------
   Franchise operations:
     Product sales ......................................         8,565          6,672
     Royalties ..........................................         1,609          1,007
     Initial franchise fees .............................           185             --
                                                               --------       --------
                                                                 10,359          7,679
                                                               --------       --------
        Total revenues ..................................        91,012         86,704
                                                               --------       --------
Costs and expenses:
   Company-owned operations:
     Product ............................................        68,992         75,656
     Service ............................................         3,856          4,211
                                                               --------       --------
                                                                 72,848         79,867
                                                               --------       --------
   Franchise operations:
     Product ............................................         6,638          4,989
     Other ..............................................           525            644
                                                               --------       --------
                                                                  7,163          5,633
                                                               --------       --------
                                                                 11,001          1,204
General and administrative expenses .....................         7,352          9,110
                                                               --------       --------
     Operating income (loss) ............................         3,649         (7,906)
Other income, net, principally interest .................           533            349
                                                               --------       --------
     Income (loss) before taxes and cumulative effect of
       accounting change ................................         4,182         (7,557)
Provision (credit) for income taxes .....................         1,693         (2,940)
                                                               --------       --------
     Income (loss) before cumulative effect of
     accounting change ..................................         2,489         (4,617)
Cumulative effect on prior years of change in accounting
     for service revenue, net of $4,498 income tax
     benefit ............................................        (7,509)            --
                                                               --------       --------
        Net loss ........................................      $ (5,020)        (4,617)
                                                               ========       ========
Per share amounts:
     Income (loss) before cumulative effect of accounting
      change ............................................           .12           (.22)
     Cumulative effect of accounting change .............          (.36)            --
                                                               --------       --------
             Net loss per share .........................      $   (.24)          (.22)
                                                               ========       ========

     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                                -----------------------
                                                                                  1996           1997
                                                                                --------       --------
Cash flows from operating activities:
    Net loss .............................................................      $ (5,020)        (4,617)
    Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
      Depreciation and amortization ......................................         1,685          1,684
      Decrease in other assets - forgiveness of officer loan .............            --          1,500
      Cumulative effect of change in accounting for service revenue ......         7,509             --
      (Increase) decrease in:
              Accounts receivable ........................................            69           (260)
              Inventories ................................................          (868)           (39)
              Prepaid expenses and other assets ..........................         1,373          3,889
      Increase (decrease) in:
              Accounts payable ...........................................          (100)           149
              Accrued liabilities ........................................          (104)         2,157
              Income taxes payable .......................................         1,328         (4,907)
              Deferred service revenue ...................................        (1,100)        (1,467)
                                                                                --------       --------
                       Net cash provided by (used in) operating activities         4,772         (1,911)
                                                                                --------       --------

Cash flows from investing activities:
  Purchase of property and equipment .....................................       (10,694)        (1,635)
  Purchase of short-term investments .....................................        (5,000)        (6,582)
  Proceeds from maturity of short-term investments .......................         5,000            508
  Payments for acquisition of franchised centres .........................        (1,803)            --
                                                                                --------       --------
                       Net cash used in investing activities .............       (12,497)        (7,709)
                                                                                --------       --------


Cash flows from financing activities:
   Principal payments on note payable ....................................            --            (47)
   Proceeds from exercise of stock options ...............................           106             --
                                                                                --------       --------
                       Net cash provided by (used in) financing activities           106            (47)
                                                                                --------       --------

Effect of exchange rate changes on cash and cash equivalents .............           (17)          (426)
Net decrease in cash and cash equivalents ................................        (7,636)       (10,093)
Cash and cash equivalents at beginning of period .........................        43,535         37,438
                                                                                --------       --------
Cash and cash equivalents at end of period ...............................      $ 35,899         27,345
                                                                                ========       ========

Supplemental disclosure of cash flow information:
   Income taxes paid .....................................................      $    252          1,967
   Acquisition of franchised centres:
     Cancellation of accounts receivable .................................           732             --
     Fair value of assets acquired .......................................         2,362             --
     Liabilities assumed .................................................         1,630             --

     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997

1. The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for the full year. These statements should be read in conjunction with the June 30, 1997 consolidated financial statements.

2. Net income per share is computed by dividing net income by the weighted average number of shares outstanding during the period which was 20,862,000 and 20,688,000 for the quarters ended September 30, 1996 and 1997, respectively.

3. In the fourth quarter of fiscal 1997, the Company changed its method of accounting for service fees received from customers, retroactively effective as of July 1, 1996. The results for the quarter ended September 30, 1996 reflect the effect of the change in accounting method as if the change had occurred on July 1, 1996.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS

Forward-Looking Statements

        Information provided in this Report on Form 10-Q may contain, and the Company may from time to time disseminate material and make statements which may contain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). These forward-looking statements may relate to anticipated financial performance, business prospects and similar matters. The words "expects," "anticipates," "believes," and similar words generally signify a "forward-looking" statement. These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefit of "safe-harbor" provisions of the Act. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. Among the factors that could cause actual results to differ materially are: increased competition; technological and scientific developments, including appetite suppressants and other drugs which can be used in weight-loss programs; increases in cost of food or services; lack of market acceptance of additional products and services; legislative and regulatory restrictions or actions; effectiveness of marketing and advertising programs; prevailing domestic and foreign economic conditions; and the risk factors set forth from time to time in the Company's annual reports and other reports and filings with the SEC. In particular, the reader should carefully review the cautionary statements contained under the caption "Forward-Looking Statements" in Item 1 of the Company's Annual Report on Form 10-K for the year ended June 30, 1997.


Quarter Ended September 30, 1997 as Compared to Quarter Ended September 30, 1996

            The Company has operated in a difficult and dynamic environment since April 1996, when the United States Food and Drug Administration ("FDA") approved dexfenfluramine, commonly referred to by its trade name Redux, for use as a doctor -prescribed medication for the treatment of obesity. The Company believes that the extensive publicity that accompanied the introduction of Redux heightened the public's interest in weight loss pharmaceuticals, including interest in a combination of two other medications (phentermine and fenfluramine) commonly known as "phen-fen", and resulted in significantly reduced demand for the Company's program. In July 1996, the Company began test marketing an adjunct to its traditional weight loss program which incorporated weight loss pharmaceuticals. This program adjunct utilized independently-contracted physicians to examine clients and prescribe Redux only to persons who met the FDA's protocol and phen-fen to persons who met the appropriate medical criteria for this medication. In January 1997, the weight loss medication adjunct was incorporated into virtually all of the Company's centres in the United States. In August 1997, the Company ceased offering a weight loss medication adjunct to its program following reports from the medical community as to possible health risks associated with the use of Redux and phen-fen. In September 1997, Redux and fenfluramine were withdrawn from the United States market at the request of the FDA.

        Revenues from United States Company-owned operations decreased 2% from $67,312,000 for the quarter ended September 30, 1996 to $66,218,000 for the quarter ended September 30, 1997. The average number of United States Company-owned centres in operation increased 11% from an average of 495 centres for the quarter ended September 30, 1996 to an average of 551 centres for the quarter ended September 30, 1997. This increase in the average number of centres reflects the Company's acquisition of 38 centres from a franchisee in September 1996, the

                       JENNY CRAIG, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS

                                   (Continued)

acquisition of an additional 19 centres from franchisees between the periods, and the net opening of 11 centres between the periods. At September 30, 1997 there were 555 United States Company-owned centres in operation. Average revenue per United States Company-owned centre decreased 11% from $135,000 for the quarter ended September 30, 1996 to $120,000 for the quarter ended September 30, 1997. Service revenues from United States Company-owned operations for the quarter ended September 30, 1997 decreased 14%, to $4,617,000 from $5,381,000 for the comparable year earlier period. This decrease in service revenues was primarily due to a decrease in the average service fee collected per new participant enrolled in the Program between the periods and is the principal reason for the decrease in deferred service revenue on the accompanying balance sheet. Product sales, which consists primarily of food products, from United States Company-owned operations decreased 1% from $61,931,000 for the quarter ended September 30, 1996 to $61,601,000 for the quarter ended September 30, 1997. This decrease was principally due to a 7% decrease in the number of active clients, offset, in part, by an increase in the average food amount purchased per client. Revenues from foreign Company-owned operations decreased 4% from $13,341,000 to $12,807,000 for the quarters ended September 30, 1996 and 1997, respectively, primarily due to a 6% average decrease in the Australian and Canadian currencies in relation to the U.S. dollar between the periods. There were 103 foreign Company-owned centres at September 30, 1996 compared to 108 at September 30, 1997.

        Costs and expenses of United States Company-owned operations increased 12% from $61,858,000 to $69,355,000 for the quarters ended September 30, 1996 and 1997, respectively. The increase in costs and expenses of United States Company-owned operations is principally due to $2,437,000 of costs related to the now terminated weight loss medication program adjunct, $3,047,000 of additional advertising expenses associated with the launch of the Company's new ABC weight management program, and the additional fixed costs associated with the increased number of centres. Costs and expenses of United States Company-owned operations as a percentage of United States Company-owned revenues increased from 92% to 105% between the periods principally due to the aforementioned expenses. After including the allocable portion of general and administrative expenses, United States Company-owned operations incurred an operating loss of $9,980,000 for the quarter ended September 30, 1997 compared to operating income of $456,000 for the quarter ended September 30, 1996. Costs and expenses of foreign Company-owned operations decreased 4% from $10,990,000 to $10,512,000 for the quarters ended September 30, 1996 and 1997, respectively, principally due to the 6% average decrease in the Australian and Canadian currencies in relation to the U.S. dollar between the periods. After including the allocable portion of general and administrative expenses, foreign Company-owned operations had operating income of $1,545,000 for the quarter ended September 30, 1997 compared to operating income of $1,740,000 for the quarter ended September 30, 1996.

        Revenues from franchise operations decreased 26% from $10,359,000 to $7,679,000 for the quarters ended September 30, 1996 and 1997, respectively. This decline was principally due to a 24% decrease in the average number of franchise centres in operation between the periods. The decrease in the number of franchise centres reflects the Company's acquisition of 38 centres from a franchisee in September 1996 and an additional 19 centres acquired between the periods. As of September 30, 1997 there were 140 franchised centres in operation.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS

                                   (Continued)

      Costs and expenses of franchised operations, which consist primarily of product costs, decreased 21% from $7,163,000 to $5,633,000 for the quarters ended September 30, 1996 and 1997, respectively, principally because of the reduced level of franchise operations. The increase in franchise costs and expenses as a percent of franchise revenues was principally due to the reduced royalty revenue which has a higher margin than product sales.

      General and administrative expenses increased 24% from $7,352,000 to $9,110,000 and increased from 8.1% to 10.5% of total revenues for the quarters ended September 30, 1996 and 1997, respectively. The increase in general and administrative expenses is principally due to expenses totalling $3,500,000 related to the separation of a former senior executive of the Company. These expenses include $1,500,000 for the forgiveness of a loan made to the former senior executive in 1995 (which is reflected on the accompanying balance sheet as a decrease in other assets), $1,000,000 for the payment of the former senior executive's salary and benefits through December 31, 1998, and $1,000,000 for the cancellation of stock options which were exercisable by the former senior executive.

        The elements discussed above combined to result in an operating loss of $7,906,000 for the quarter ended September 30, 1997 compared to operating income of $3,649,000 for the quarter ended September 30, 1996.

        The Company and the Federal Trade Commission have entered into a proposed Consent Order settling all contested issues raised in a complaint filed in September 1993 against the Company alleging that the Company violated the Federal Trade Commission Act by the use and content of certain advertisements for the Company's weight loss program featuring testimonials, claims for the program's success and safety, and statements as to the program's costs to participants. The proposed Consent Order does not admit any issue of fact or law or any violation by the Company of any law or regulation, and does not involve payment by the Company of any civil money penalty, damages, or other financial relief. The proposed Consent Order requires certain procedures and disclosures in connection with the Company's advertisements of its products and services. The full Commission accepted the proposed Consent Order and it has been published for public comment. The Company will seek certain modifications to the Consent Order based upon a proposed consent order the FTC staff recently announced with another participant in the weight loss industry. The Company does not believe that compliance with the proposed Consent Order will have a material adverse effect on the Company's consolidated financial position or results of operations or its current advertising and marketing practices.

      The Company along with other weight loss programs and certain pharmaceutical companies has been named as a defendant in an action filed in the Circuit Court for the Eleventh Judicial Circuit in Pickens County, Alabama. The action was commenced in August 1997 by three plaintiffs who are seeking to maintain the action as a class action on behalf of all persons in the United States and United States Territories who have suffered or may in the future suffer injury due to the administration of phentermine, fenfluramine (commonly known as "phen-fen" when taken together) and/or dexfenfluramine (trade name, "Redux"), which were manufactured or sold by the defendants. The complaint includes claims against the Company and other defendants, acting separately and in concert, for alleged unlawful and tortious acts, including sale of allegedly

                       JENNY CRAIG, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS

                                   (Continued)

dangerous and defective products, negligent marketing and distribution, failure to warn of the risks associated with the weight loss medications, breach of warranty, fraud, and negligent misrepresentation. The complaint seeks compensatory and punitive damages in unspecified amounts and equitable relief including the establishment of a medical fund to cover future medical expenses resulting from the use of the weight loss medications, and a requirement that the defendants adequately warn the public of the risks associated with use of the weight loss medications. The Company has tendered this matter to its insurance carriers. The Company has also asserted its indemnification rights under its agreement with the company which provided the physicians who prescribed the weight loss medications in the Company's centres. The claim has not progressed sufficiently for the Company to estimate a range of possible loss, if any. The Company intends to defend the matter vigorously.

Financial Condition

        At September 30, 1997, the Company had cash, cash equivalents, and short-term investments totalling $34,925,000 compared to $38,944,000 at June 30, 1997. The decrease in cash, cash equivalents, and short-term investments of $4,019,000 was principally due to $1,911,000 of net cash used by operating activities and $1,635,000 for the purchase of property and equipment. The net cash used by operating activities included the Company's receipt of a $4,000,000 insurance settlement during the quarter (which is the principal reason for the decrease in prepaid expenses and other assets on the accompanying balance sheet). The Company believes that its cash, cash equivalents, and short-term investments and its cash flow from operations will be adequate for its needs in the foreseeable future.

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


                                    JENNY CRAIG, INC.



                                    By:   /s/ Michael L. Jeub
                                       ----------------------------------------
                                              Michael L. Jeub
                                              Senior Vice President,
                                              Chief Financial Officer, and
                                              Treasurer



Date:  November 12, 1997