Form 10-Q
period 1997-12-31
CRAIG JENNY INC /DE
filed 1998-02-17
CIK 878865

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter Ended December 31, 1997 Commission File No. 001-10887



                                JENNY CRAIG, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               DELAWARE                               33-0366188
-------------------------------------------------------------------------------
        (State of Incorporation)         (I.R.S. Employer Identification No.)



        11355 NORTH TORREY PINES ROAD,  LA JOLLA, CA                 92037
-------------------------------------------------------------------------------
        (Address of principal executive offices)                   (Zip Code)



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

                                Yes [X]  No  [ ]

        Number of shares of common stock, $.000000005 par value, outstanding as of the close of business on February 6, 1998- 20,688,971.

                              JENNY CRAIG, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                       ($ in thousands)

                                                              June 30,      December 31,
                                                                1997           1997
                                                              ---------     ----------
                                                                           (unaudited)
ASSETS
Cash and cash equivalents ................................      $37,438        19,666
Short-term investments ...................................        1,506         6,225
Accounts receivable, net .................................        2,967         2,869
Inventories ..............................................       15,285        18,829
Prepaid expenses and other assets ........................       16,497        14,596
                                                               --------      --------
         Total current assets ............................       73,693        62,185
Cost of reacquired area franchise rights, net ............        9,550         8,954
Property and equipment, net ..............................       27,554        27,311
Other assets .............................................        1,500            --
                                                               --------      --------
                                                               $112,297        98,450
                                                               ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable .........................................       14,938        16,558
Accrued liabilities ......................................       19,117        18,149
Income taxes payable .....................................        4,050            --
Deferred service revenues ................................       14,558        10,550
                                                               --------      --------
         Total current liabilities .......................       52,663        45,257
Note payable .............................................        5,716         5,621
                                                               --------      --------
                Total liabilities ........................       58,379        50,878
Stockholders' equity:
Common stock $.000000005 par value, 100,000,000 shares
authorized; 27,580,260 shares issued; 20,687,771 and
20,688,971 shares outstanding at June 30, 1997 and
December 31, 1997, respectively ..........................           --            --
Additional paid-in capital ...............................       71,615        71,622
Retained earnings ........................................       55,053        50,719
Equity adjustment from foreign currency translation ......        2,012            (7)
Treasury stock at cost, 6,888,089 shares at June 30, 1997
  and December 31, 1997, respectively ....................      (74,762)      (74,762)
                                                               --------      --------
     Total stockholders' equity ..........................       53,918        47,572
Commitments and contingencies ............................
                                                               --------      --------
                                                               $112,297        98,450
                                                               ========       =======


     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   ($ in thousands, except per share amounts)

                                                      Three Months Ended       Six Months Ended
                                                         December 31,             December 31,
                                                    -----------------------    ------------------
                                                      1996         1997         1996        1997
                                                      ----         ----         ----        ----
Revenues:
  Company-owned operations:
    Product sales ..............................     $68,786      66,588     143,174      140,167
    Service revenues ...........................       6,208       5,053      12,473       10,499
                                                    --------    --------    --------     --------
                                                      74,994      71,641     155,647      150,666
                                                    --------    --------    --------     --------
  Franchise operations:
    Product sales ..............................       7,014       5,984      15,579       12,656
    Royalties ..................................       1,355       1,213       2,964        2,220
    Initial franchise fees .....................          25           5         210            5
                                                    --------    --------    --------     --------
                                                       8,394       7,202      18,753       14,881
                                                    --------    --------    --------     --------
        Total revenues .........................      83,388      78,843     174,400      165,547
                                                    --------    --------    --------     --------

Costs and expenses:
  Company-owned operations:
    Product ....................................      66,129      64,389     135,121      140,045
    Service ....................................       4,055       3,554       7,911        7,765
                                                    --------    --------    --------     --------
                                                      70,184      67,943     143,032      147,810
                                                    --------    --------    --------     --------
  Franchise operations:
    Product ....................................       4,900       4,426      11,538        9,415
    Other ......................................         381         385         906        1,029
                                                    --------    --------    --------     --------
                                                       5,281       4,811      12,444       10,444
                                                    --------    --------    --------     --------
                                                       7,923       6,089      18,924        7,293
General and administrative expenses ............       7,172       5,929      14,524       15,039
                                                    --------    --------    --------     --------
       Operating income (loss) .................         751         160       4,400       (7,746)
Other income, net, principally interest ........         450         297         983          646
                                                    --------    --------    --------     --------
       Income (loss) before taxes and cumulative
        effect of accounting change ............        1201         457       5,383       (7,100)
Provision (credit) for income taxes ............         322         174       2,015       (2,766)
                                                    --------    --------    --------     --------
       Income (loss) before cumulative effect of
        accounting change ......................         879         283       3,368       (4,334)
Cumulative effect on prior years of change in
  accounting for service revenue net of
  $4,498 income tax benefit ....................          --          --      (7,509)          --
                                                    --------    --------    --------     --------
              Net income (loss) ................    $    879         283      (4,141)      (4,334)
                                                    ========    ========    ========     ========

Basic and Diluted per share amounts:
Income (loss) before cumulative effect of
  accounting change ............................         .04         .01         .16         (.21)
Cumulative effect of accounting change .........          --          --        (.36)          --
                                                    --------    --------    --------     --------
             Net income (loss) per share .......    $    .04         .01        (.20)        (.21)
                                                    ========    ========    ========     ========

     See accompanying notes to unaudited consolidated financial statements.

                              JENNY CRAIG, INC. AND SUBSIDIARIES
                       UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       ($ in thousands)

                                                                                 Six Months Ended
                                                                                   December 31,
                                                                              ------------------------
                                                                                  1996          1997
                                                                                  ----          ----
Cash flows from operating activities:
    Net loss ..............................................................     $(4,141)      (4,334)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
    Depreciation and amortization .........................................       3,488        3,477
    Decrease in other assets - forgiveness of officer loan ................          --        1,500
    Cumulative effect of change in accounting for service revenue .........       7,509           --
    Loss on disposal of property and equipment ............................          --          664
   (Increase) decrease in:
              Accounts receivable .........................................        (427)        (159)
              Inventories .................................................      (2,356)      (3,494)
              Prepaid expenses and other assets ...........................      (1,179)       1,901
   Increase (decrease) in:
              Accounts payable ............................................      (4,352)       1,620
              Accrued liabilities .........................................      (1,615)        (968)
              Income taxes payable ........................................         537       (4,050)
              Deferred service revenue ....................................      (2,620)      (4,008)
                                                                               --------     --------
                       Net cash used in operating activities ..............      (5,156)      (7,851)
                                                                               --------     --------

Cash flows from investing activities:
  Purchase of property and equipment ......................................     (13,944)      (3,630)
  Purchase of short-term investments ......................................      (5,975)      (8,363)
  Proceeds from maturity of short-term investments ........................       6,850        3,644
  Payment for acquisition of franchised centres ...........................      (1,803)        (145)
                                                                               --------     --------
                       Net cash used in investing activities ..............     (14,872)      (8,494)
                                                                               --------     --------

Cash flows from financing activities:
   Purchase of treasury stock .............................................      (1,258)          --
   Proceeds from note payable .............................................       5,975           --
   Principal payments on note payable .....................................          --          (95)
   Proceeds from exercise of stock options ................................         106            7
                                                                               --------     --------
                       Net cash provided by (used in) financing activities        4,823          (88)
                                                                               --------     --------

Effect of exchange rate changes on cash and cash equivalents...............         (63)      (1,340)
                                                                               --------     --------
Net decrease in cash and cash equivalents .................................     (15,268)     (17,773)
Cash and cash equivalents at beginning of period ..........................      43,535       37,439
                                                                               --------     --------
Cash and cash equivalents at end of period ................................     $28,267       19,666
                                                                               ========     ========
Supplemental disclosure of cash flow information:
   Income taxes paid ......................................................      $1,478        3,863
   Acquisition of franchised centres:
      Cancellation of accounts receivable .................................      $  732          256
      Fair value of assets acquired .......................................      $2,362          401
      Liabilities assumed .................................................      $1,630           --


     See accompanying notes to unaudited consolidated financial statements

                       JENNY CRAIG, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

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

2. During the quarter ended December 31, 1997 the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" (Statement 128). As required by Statement 128, all prior period information has been restated to conform to the provisions of Statement 128. The weighted average number of shares used to calculate basic net income per share was 20,794,000 and 20,688,000 for the quarters ended December 31, 1996 and 1997, respectively and 20,822,000 and 20,688,000 for the six months ended December 31, 1996 and 1997, respectively. The impact of outstanding stock options during the periods presented did not create a difference between calculated basic net income per share and diluted net income per share. Stock options had the effect of increasing the number of shares used in the calculation by application of the treasury stock method by 404,000 and 81,000 for the quarters ended December 31, 1996 and 1997, respectively, and by 643,000 for the six month period ended December 31, 1996. The calculation of diluted earnings per share for the six months ended December 31, 1997 and for the cumulative effect of accounting change and net loss for the six months ended December 31, 1996 was not applicable as inclusion of the effect of stock options would be antidilutive.

3. In the fourth quarter of fiscal 1997, the Company changed its method of accounting for service fees received from customers, retroactively effective as of July 1, 1996. The results for the periods ended December 31, 1996 reflect the effect of the change in accounting method as if the change had occurred on July 1, 1996.

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

Quarter Ended December 31, 1997 as Compared to Quarter Ended December 31, 1996

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

        Revenues from United States Company-owned operations decreased 5% from $62,704,000 for the quarter ended December 31, 1996 to $59,869,000 for the quarter ended December 31, 1997. At December 31, 1996 there were 526 United States Company-owned Centres in operation compared to 547 at December 31, 1997. The increase in the number of United States Company-owned Centres reflects the Company's acquisition of 17 Centres from franchisees and the net opening of four Centres between the periods. Average revenue per United States Company-owned Centre decreased 9% from $119,000 for the quarter ended December 31, 1996 to $108,000 for the quarter ended December 31, 1997. Service revenues from United States Company-owned operations for the quarter ended December 31, 1997 decreased 19% to $4,302,000 from $5,295,000 for the comparable year earlier

                       JENNY CRAIG, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS
                                   (Continued)


period. This decrease in service revenues was principally due to a 17% decrease (22% on an average per centre basis) in the number of new participants enrolled in the Program. Product sales, which consists primarily of food products, from United States Company-owned operations decreased 3% from $57,409,000 for the quarter ended December 31, 1996 to $55,567,000 for the quarter ended December 31, 1997. This decrease was principally due to a 7% decrease in the number of active clients, offset, in part, by an increase in the average food amount purchased per client. Revenues from foreign Company-owned operations decreased 4% from $12,290,000 to $11,772,000 for the quarters ended December 31, 1996 and 1997, respectively, primarily due to a 12% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar between the periods. There were 104 foreign Company-owned Centres at December 31, 1996 compared to 107 at December 31, 1997.

        Costs and expenses of United States Company-owned operations decreased 4% from $60,379,000 to $58,153,000 for the quarters ended December 31, 1996 and 1997, respectively. The decrease in costs and expenses for the quarter ended December 31, 1997 reflects the decreased variable costs related to the lower level of operations including reduced compensation expense related to lower staffing levels maintained at the centres. Costs and expenses of United States Company-owned operations as a percentage of United States Company-owned revenues increased from 96% to 97% between the periods principally due to the higher proportion of fixed costs when compared to the reduced level of revenues. After including the allocable portion of general and administrative expenses, United States Company-owned operations incurred an operating loss of $2,531,000 for the quarter ended December 31, 1997 compared to an operating loss of $2,821,000 for the quarter ended December 31, 1996. Costs and expenses of foreign Company-owned operations decreased less than one percent from $9,805,000 to $9,790,000 for the quarters ended December 31, 1996 and 1997, respectively. After including the allocable portion of general and administrative expenses, foreign Company-owned operations had operating income of $1,313,000 for the quarter ended December 31, 1997 compared to operating income of $1,887,000 for the quarter ended December 31, 1996.

        Revenues from franchise operations decreased 14% from $8,394,000 to $7,202,000 for the quarters ended December 31, 1996 and 1997, respectively. This decline was principally due to a 14% decrease in the number of franchise Centres in operation, from 161 at December 31, 1996 to 138 at December 31, 1997. The decrease in the number of franchise Centres reflects the Company's acquisition of 17 Centres from franchisees and the net closure of six franchised centres between the periods.

        Costs and expenses of franchised operations, which consist primarily of product costs, decreased 9% from $5,281,000 to $4,811,000 for the quarters ended December 31, 1996 and 1997, respectively, principally because of the reduced level of franchise operations. The increase in franchise costs and expenses as a percentage of franchise revenues was principally due to the reduced royalty revenue which has a higher margin than product sales.

        General and administrative expenses decreased 17% from $7,172,000 to $5,929,000 and decreased from 8.6% to 7.5% of total revenues for the quarters ended December 31, 1996 and 1997, respectively. The decrease was principally due to a decrease in consulting and professional fees.

        The elements discussed above combined to result in a 79% decrease in operating income from $751,000 for the quarter ended December 31, 1996 to $160,000 for the quarter ended December 31, 1997.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS
                                   (Continued)


        Other income, net, principally interest, decreased 34% from $450,000 to $297,000 for the quarters ended December 31, 1996 and 1997, respectively. This decline was principally due to a decrease in the average balance of cash investments between the periods.

         The Company is in the process of assessing the functionality of its computer applications with respect to the "year 2000" millennium change. Preliminary estimates of the total costs to be incurred prior to 2000 amount to approximately $500,000. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

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

        The Company along with other weight loss programs and certain pharmaceutical companies has been named as a defendant in an action filed in the Circuit Court for the Eleventh Judicial Circuit in Pickens County, Alabama (the "Alabama Litigation"). The action was commenced in August 1997 by three plaintiffs who are seeking to maintain the action as a class action on behalf of all persons in the United States and United States Territories who have suffered or may in the future suffer injury due to the administration of phentermine, fenfluramine (commonly known as "phen-fen" when taken together) and/or dexfenfluramine (trade name, "Redux"), which were manufactured or sold by the defendants. The complaint includes claims against the Company and other defendants, acting separately and in concert, for alleged unlawful and tortious acts, including sale of allegedly dangerous and defective products, negligent marketing and distribution, failure to warn of the risks associated with the weight loss medications, breach of warranty, fraud, and negligent misrepresentation. The complaint seeks compensatory and punitive damages in unspecified amounts and equitable relief including the establishment of a medical fund to cover future medical expenses resulting from the use of the weight loss medications, and a requirement that the defendants adequately warn the public of the risks associated with use of the weight loss medications.

         The Company along with certain pharmaceutical companies has also been named as a defendant in an action filed in the Court of Common Pleas, Philadelphia County, Pennsylvania (the "Pennsylvania Litigation"). The action was commenced in November 1997 by a plaintiff, a participant in the Company's program, who is seeking to maintain the action as a class action on behalf of all persons in the Commonwealth of Pennsylvania who have purchased and used fenfluramine,

                       JENNY CRAIG, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS
                                   (Continued)


dexfenfluramine and phentermine, alone or in combination. The complaint includes claims against the Company and the other defendants for alleged false and misleading statements concerning the safety and appropriateness of using fenfluramine, dexfenfluramine, and phentermine and the benefits, uses and ingredients of these drugs, negligence in the distribution, sale and prescribing of these medications and breach of the warranty of merchantability. The complaint seeks compensatory and punitive damages in unspecified amounts and a Court-supervised program funded by the defendants through which class members would undergo periodic medical examination and testing.

         The Company has tendered the Alabama Litigation and the Pennsylvania Litigation matters to its insurance carriers. The Company and the provider of the independent physicians who prescribed the weight loss medications in the Company's centres have each asserted their rights with respect to these litigations under contractual provisions for indemnification in the agreement between them. The claims have not progressed sufficiently for the Company to estimate a range of possible loss, if any. The Company intends to defend the matters vigorously.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS
                                   (Continued)


Six Months Ended December 31, 1997 as Compared to Six Months Ended December 31, 1996

        Revenues from United States Company-owned operations decreased 3% from $130,015,000 for the six months ended December 31, 1996 to $126,086,000 for the six months ended December 31, 1997. At December 31, 1996 there were 526 United States Company-owned Centres in operation compared to 547 at December 31, 1997. The increase in the number of United States Company-owned Centres reflects the Company's acquisition of 17 Centres from franchisees and the net opening of four centres between the periods. Average revenue per United States Company-owned Centre decreased 11% from $256,000 for the six months ended December 31, 1996 to $229,000 for the six months ended December 31, 1997. Service revenues from United States Company-owned operations for the six months ended December 31, 1997 decreased 16% to $8,919,000 from $10,675,000 for the comparable year earlier period. This decrease in service revenues was primarily due to a decrease in the average service fee charged per new participant and is the principal reason for the decrease in deferred service revenue on the accompanying balance sheet. Product sales, which consists primarily of food products, from United States Company-owned operations decreased 2% from $119,340,000 for the six months ended December 31, 1996 to $117,167,000 for the six months ended December 31, 1997. This decrease was principally due to a 6% decrease in the number of active clients, offset, in part, by an increase in the average food amount purchased per client. Revenues from foreign Company-owned operations decreased 4% from $25,632,000 to $24,580,000 for the six months ended December 31, 1996 and 1997, respectively, primarily due to a 9% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar between the periods. There were 104 foreign Company-owned Centres at December 31, 1996 compared to 107 at December 31, 1997.

        Costs and expenses of United States Company-owned operations increased 4% from $122,237,000 to $127,509,000 for the six months ended December 31, 1996 and 1997, respectively. The increase in costs and expenses of United States Company-owned operations for the six months ended December 31, 1997 is principally due to $2,437,000 of costs related to the now terminated weight loss medication program adjunct incurred in the quarter ended September 30, 1997, $3,047,000 of additional advertising expenses associated with the launch of the Company's new ABC weight management program in the quarter ended September 30, 1997, and the additional fixed costs associated with the increased number of centres. Costs and expenses of United States Company-owned operations as a percentage of United States Company-owned revenues increased from 94% to 101% between the periods principally due to the aforementioned expenses. After including the allocable portion of general and administrative expenses, United States Company-owned operations incurred an operating loss of $12,511,000 for the six months ended December 31, 1997 compared to an operating loss of $2,364,000 for the six months ended December 31, 1996. Costs and expenses of foreign Company-owned operations decreased 2% from $20,795,000 to $20,301,000 for the six month periods ended December 31, 1996 and 1997, respectively, principally because of the 9% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar between the periods. After including the allocable portion of general and administrative expenses, foreign Company-owned operations had operating income of $2,861,000 for the six months ended December 31, 1997 compared to operating income of $3,628,000 for the six months ended December 31, 1996.

        Revenues from franchise operations decreased 21% from $18,753,000 to $14,881,000 for the six months ended December 31, 1996 and 1997, respectively. This decline was principally due to a 14% decrease in the number of franchise Centres in operation, from 161 at December 31, 1996 to 138 at December 31, 1997 and a decrease in the number of new participants enrolled in the Program at franchised Centres resulting in reduced product sales and royalties. The decrease in the number of

                       JENNY CRAIG, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS
                                   (Continued)

franchise Centres reflects the Company's acquisition of 17 Centres from franchisees and the net closure of six franchised centres between the periods.

        Costs and expenses of franchised operations, which consist primarily of product costs, decreased 16% from $12,444,000 to $10,444,000 for the six month periods ended December 31, 1996 and 1997, respectively, principally because of the reduced level of franchise operations. The increase in franchise costs and expenses as a percentage of franchise revenues was principally due to the reduced royalty revenue which has a higher margin than product sales.

        General and administrative expenses increased 4% from $14,524,000 to $15,039,000 and increased from 8.3% to 9.1% of total revenues for the six months ended December 31, 1996 and 1997, respectively. This increase was principally due to expenses totalling $3,500,000 related to the separation of a former senior executive of the Company incurred in the quarter ended September 30, 1997. These expenses include $1,500,000 for the forgiveness of a loan made to the former senior executive in 1995 (which is reflected on the accompanying balance sheet as a decrease in other assets), $1,000,000 for the payment (in semi-monthly installments) of the former senior executive's salary and benefits through December 31, 1998, and $1,000,000 for the cancellation of stock options (payable in five equal annual installments) which were exercisable by the former senior executive.

        The elements discussed above combined to result in an operating loss of $7,746,000 for the six months ended December 31, 1997 compared to operating income of $4,400,000 for the six months ended December 31, 1996.

        Other income, net, principally interest, decreased 34% from $983,000 to $646,000 for the six months ended December 31, 1996 and 1997, respectively. This decline was principally due to a decrease in the average balance of cash investments between the periods.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS
                                   (Continued)

Financial Condition

        At December 31, 1997, the Company had cash, cash equivalents and short-term investments totalling $25,891,000 compared to $38,944,000 at June 30, 1997, reflecting a decrease during the six month period ended December 31, 1997 of $13,053,000. This decrease was principally due to a $3,494,000 increase in inventory associated with the introduction of six new food products and $3,630,000 for the purchase of property and equipment. In addition, $4,008,000 of revenues recognized during the six month period ended December 31, 1997 reflected the amortization of deferred service revenue for which the cash was received in a prior period. The Company believes that its cash, cash equivalents and short-term investments and its cash flow from operations are adequate for its needs in the foreseeable future.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company along with certain pharmaceutical companies has been named as a defendant in an action filed in the Court of Common Pleas, Philadelphia County, Pennsylvania. The action was commenced in November 1997 by a plaintiff, a participant in the Company's program, who is seeking to maintain the action as a class action on behalf of all persons in the Commonwealth of Pennsylvania who have purchased and used fenfluramine, dexfenfluramine and phentermine, alone or in combination. The complaint includes claims against the Company and the other defendants for alleged false and misleading statements concerning the safety and appropriateness of using fenfluramine, dexfenfluramine, and phentermine and the benefits, uses and ingredients of these drugs, negligence in the distribution, sale and prescribing of these medications and breach of the warranty of merchantability. The complaint seeks compensatory and punitive damages in unspecified amounts and a Court-supervised program funded by the defendants through which class members would undergo periodic medical examination and testing. The Company has tendered this matter to its insurance carriers. The Company and the provider of the independent physicians who prescribed the weight loss medications in the Company's centres have each asserted their rights with repect to this litigation under contractual provisions for indemnification in the agreement between them. The claim has not progressed sufficiently for the Company to estimate a range of possible loss, if any. The Company intends to defend the matter vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company's 1997 Annual Meeting of Stockholders was held on November 5, 1997. At the meeting the stockholders of the Company elected the six incumbent directors for terms of one year each and until their successors are duly elected and qualified and ratified the appointment of KPMG Peat Marwick LLP as the independent certified public accountants of the Company and its subsidiaries for the fiscal year ending June 30, 1998.

         The results of the vote to elect the six directors were as follows:

                             SHARES VOTED                    SHARES FOR WHICH
NAME                              FOR                     AUTHORITY WAS WITHHELD
                          -----------------------      -----------------------------
Sidney Craig                  20,145,846                          36,825
Jenny Craig                   20,146,546                          36,125
Scott Bice                    20,146,646                          36,025
Marvin Sears                  20,146,346                          36,325
Andrea Van de Kamp            20,152,546                          30,125
Robert Wolf                   20,152,315                          30,356


Item 4.  Submission of Matters to a Vote of Security Holders  (continued)

         The results of the vote to ratify the appointment of KPMG Peat Marwick LLP as independent certified public accountants of the Company and its subsidiaries for the fiscal year ending June 30, 1998 were as follows:

     SHARES VOTED FOR             SHARES VOTED AGAINST                    SHARES ABSTAINING
---------------------------   -----------------------------    ----------------------------------------
        20,109,631                       4,320                                  8,720


There were no broker non-votes on any of the matters submitted to a vote of security holders.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits

               10.1 Agreement and Release dated as of October 1, 1997 between Jenny Craig, Inc. and C. Joseph LaBonte.

               10.2 Stock Option Termination Agreement dated November 4,1997 between Jenny Craig, Inc. and C. Joseph LaBonte.

               27.   Financial Data Schedule.

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       JENNY CRAIG, INC.



                                    By: /S/ Michael L. Jeub
                                        ---------------------------------------
                                        Michael L. Jeub
                                        Sr. Vice President
                                        and Chief Financial Officer



Date:  February 12, 1998