Form 10-Q
period 1998-03-31
CRAIG JENNY INC /DE
filed 1998-05-15
CIK 878865

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarter Ended March 31, 1998 Commission File No. 001-10887

                                JENNY CRAIG, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                33-0366188
        ------------------------           ------------------------------------
        (State of Incorporation)           (I.R.S. Employer Identification No.)

 11355 NORTH TORREY PINES ROAD, LA JOLLA, CA              92037
 -------------------------------------------            ---------
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

                               Yes [X]   No [ ]

Number of shares of common stock, $.000000005 par value, outstanding as of the close of business on May 8, 1998 -- 20,688,971.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                           June 30,         March 31,
                                                                             1997             1998
                                                                          ----------       -----------
                                                                                           (unaudited)
ASSETS
Cash and cash equivalents ..........................................      $   37,438            34,132
Short-term investments .............................................           1,506             1,216
Accounts receivable, net ...........................................           2,967             2,752
Inventories ........................................................          15,285            13,617
Prepaid expenses and other assets ..................................          16,497            14,198
                                                                          ----------       -----------
          Total current assets .....................................          73,693            65,915
Cost of reacquired area franchise rights, net ......................           9,550             8,701
Property and equipment, net ........................................          27,554            26,162
Other assets .......................................................           1,500                --
                                                                          ----------       -----------
                                                                          $  112,297           100,778
                                                                          ==========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ...................................................          14,938            14,507
Accrued liabilities ................................................          19,117            19,633
Income taxes payable ...............................................           4,050                --
Deferred service revenues ..........................................          14,558            11,296
                                                                          ----------       -----------
           Total current liabilities ...............................          52,663            45,436
Note payable .......................................................           5,716             5,574
                                                                          ----------       -----------
           Total liabilities .......................................          58,379            51,010
Stockholders' equity:
Common stock $.000000005 par value, 100,000,000 shares
authorized; 27,579,060 and 27,580,260 shares issued;
20,687,771 and 20,688,971 shares outstanding at
June 30, 1997 and March 31, 1998, respectively .....................              --                --
Additional paid-in capital .........................................          71,615            71,622
Retained earnings ..................................................          55,053            52,761
Equity adjustment from foreign currency translation ................           2,012               147
Treasury stock at cost,  6,888,089 shares at June 30, 1997
  and March 31, 1998, respectively .................................         (74,762)          (74,762)
                                                                          ----------       -----------
      Total stockholders' equity ...................................          53,918            49,768
Commitments and contingencies ......................................
                                                                          ----------       -----------
                                                                          $  112,297           100,778
                                                                          ==========       ===========

     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   ($ in thousands, except per share amounts)

                                                                  Three Months Ended           Nine Months Ended
                                                                       March 31,                   March 31,
                                                                ----------------------      -----------------------
                                                                  1997          1998          1997           1998
                                                                --------      --------      --------       --------
Revenues:
   Company-owned operations:
     Product sales .......................................      $ 81,163        80,386       224,337        220,553
     Service revenues ....................................         6,740         4,957        19,213         15,456
                                                                --------      --------      --------       --------
                                                                  87,903        85,343       243,550        236,009
                                                                --------      --------      --------       --------
   Franchise operations:
     Product sales .......................................         7,151         6,636        22,730         19,292
     Royalties ...........................................         1,482         1,128         4,446          3,348
     Initial franchise fees ..............................            --            25           210             30
                                                                --------      --------      --------       --------
                                                                   8,633         7,789        27,386         22,670
                                                                --------      --------      --------       --------
         Total revenues ..................................        96,536        93,132       270,936        258,679
                                                                --------      --------      --------       --------
Costs and expenses:
   Company-owned operations:
     Product .............................................        76,718        75,508       211,839        215,553
     Service .............................................         5,381         3,356        13,292         11,121
                                                                --------      --------      --------       --------
                                                                  82,099        78,864       225,131        226,674
                                                                --------      --------      --------       --------
   Franchise operations:
     Product .............................................         5,556         4,997        17,094         14,412
     Other ...............................................           517           408         1,423          1,437
                                                                --------      --------      --------       --------
                                                                   6,073         5,405        18,517         15,849
                                                                --------      --------      --------       --------
                                                                   8,364         8,863        27,288         16,156
General and administrative expenses ......................         7,194         5,863        21,718         20,902
                                                                --------      --------      --------       --------
       Operating income (loss) ...........................         1,170         3,000         5,570         (4,746)
Other income, net, principally interest ..................           317           229         1,300            875
                                                                --------      --------      --------       --------
       Income (loss) before taxes and cumulative
        effect of accounting change ......................         1,487         3,229         6,870         (3,871)
Provision (credit) for income taxes ......................           579         1,187         2,594         (1,579)
                                                                --------      --------      --------       --------
       Income (loss) before cumulative effect of
        accounting change ................................           908         2,042         4,276         (2,292)
Cumulative effect on prior years of change in
  accounting for service  revenue net of
 $4,498 income tax benefit ...............................            --            --        (7,509)            --
                                                                --------      --------      --------       --------
               Net income (loss) .........................      $    908         2,042        (3,233)        (2,292)
                                                                ========      ========      ========       ========
Basic and Diluted per share amounts:
Income (loss) before cumulative effect of
  accounting change ......................................           .04           .10           .21           (.11)
Cumulative effect of accounting change ...................            --            --          (.36)            --
                                                                --------      --------      --------       --------
              Net income (loss) per share ................      $    .04           .10          (.15)          (.11)
                                                                ========      ========      ========       ========

     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                                        Nine Months Ended March 31,
                                                                                      -------------------------------
                                                                                        1997                   1998
                                                                                      --------               --------
Cash flows from operating activities:
    Net loss ...................................................................      $ (3,233)                (2,292)
    Adjustments to reconcile net loss to net cash
     provided by operating activities:
    Depreciation and amortization ..............................................         5,448                  5,270
    Decrease in other assets - forgiveness of officer loan .....................            --                  1,500
    Cumulative effect of change in accounting for service revenue ..............         7,509                     --
    Loss on disposal of property and equipment .................................            --                    959
   (Increase) decrease in:
              Accounts receivable ..............................................          (702)                   (42)
              Inventories ......................................................         2,999                  1,718
              Prepaid expenses and other assets ................................           575                  2,299
   Increase (decrease) in:
              Accounts payable .................................................        (4,983)                  (431)
              Accrued liabilities ..............................................        (4,290)                   516
              Income taxes payable .............................................           931                 (4,050)
              Deferred service revenue .........................................        (1,917)                (3,262)
                                                                                      --------               --------
                       Net cash provided by operating activities ...............         2,337                  2,185
                                                                                      --------               --------
Cash flows from investing activities:
   Purchase of property and equipment ..........................................       (15,604)                (4,442)
   Purchase of short-term investments ..........................................       (16,359)                (8,363)
   Proceeds from maturity of short-term investments ............................        17,179                  8,653
   Payment for acquisition of franchised centres ...............................        (1,803)                  (145)
                                                                                      --------               --------
                       Net cash used in investing activities ...................       (16,587)                (4,297)
                                                                                      --------               --------
Cash flows from financing activities:
   Purchase of treasury stock ..................................................        (1,562)                    --
   Proceeds from note payable ..................................................         5,975                     --
   Principal payments on note payable ..........................................           (47)                  (142)
   Proceeds from exercise of stock options .....................................           106                      7
                                                                                      --------               --------
                       Net cash provided by (used in) financing activities .....         4,472                   (135)
                                                                                      --------               --------
Effect of exchange rate changes on cash and cash equivalents ...................            23                 (1,059)
                                                                                      --------               --------
Net decrease in cash and cash equivalents ......................................        (9,755)                (3,306)
Cash and cash equivalents at beginning of period ...............................        43,535                 37,438
                                                                                      --------               --------
Cash and cash equivalents at end of period .....................................      $ 33,780                 34,132
                                                                                      ========               ========
Supplemental disclosure of cash flow information:
   Income taxes paid ...........................................................      $  1,723                  4,546
   Acquisition of franchised centres:
      Cancellation of accounts receivable ......................................      $    732                    256
      Fair value of assets acquired ............................................      $  2,362                    401
      Liabilities assumed ......................................................      $  1,630                     --

     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998

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

2. During the quarter ended December 31, 1997 the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" (Statement 128). As required by Statement 128, all prior period information has been restated to conform to the provisions of Statement 128. The weighted average number of shares used to calculate basic net income per share was 20,721,000 and 20,689,000 for the quarters ended March 31, 1997 and 1998, respectively and 20,791,000 and 20,688,000 for the nine months ended March 31, 1997 and 1998, respectively. The impact of outstanding stock options during the periods presented did not create a difference between calculated basic net income per share and diluted net income per share. Stock options had the effect of increasing the number of shares used in the calculation by application of the treasury stock method by 380,000 and 24,000 for the quarters ended March 31, 1997 and 1998, respectively, and by 299,000 for the nine month period ended March 31, 1997. The calculation of diluted earnings per share for the nine months ended March 31, 1998 and for the cumulative effect of accounting change and net loss for the nine months ended March 31, 1997 was not applicable as inclusion of the effect of stock options would be antidilutive; however, an additional 135,000 shares would have been included in the calculation of diluted earnings per share for the nine months ended March 31, 1997.

3. In the fourth quarter of fiscal 1997, the Company changed its method of accounting for service fees received from customers, retroactively effective as of July 1, 1996. The results for the periods ended March 31, 1997 reflect the effect of the change in accounting method as if the change had occurred on July 1, 1996.

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

Quarter Ended March 31, 1998 as Compared to Quarter Ended March 31, 1997

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

         Revenues from United States Company-owned operations decreased 3% from $75,608,000 for the quarter ended March 31, 1997 to $73,127,000 for the quarter ended March 31, 1998. At March 31, 1997 there were 527 United States Company-owned Centres in operation compared to 536 at March 31, 1998. The increase in the number of United States Company-owned Centres reflects the Company's acquisition of 17 Centres from franchisees and the net closure of eight Centres between the periods. Average revenue per United States Company-owned Centre decreased 6% from $144,000 for the quarter ended March 31, 1997 to $135,000 for the quarter

                       JENNY CRAIG, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS
                                   (Continued)

ended March 31, 1998. Service revenues from United States Company-owned operations for the quarter ended March 31, 1998 decreased 27% to $4,200,000 from $5,791,000 for the comparable year earlier period. This decrease in service revenues was principally due to a 29% decrease (31% on an average per centre basis) in the number of new participants enrolled in the Program. Product sales, which consists primarily of food products, from United States Company-owned operations decreased 1% from $69,817,000 for the quarter ended March 31, 1997 to $68,927,000 for the quarter ended March 31, 1998. This decrease was principally due to a 7% decrease in the number of active clients, offset, in part, by an increase in the average food amount purchased per client. Revenues from foreign Company-owned operations decreased 1% from $12,295,000 to $12,216,000 for the quarters ended March 31, 1997 and 1998, respectively, due to a 12% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar between the periods. There were 105 foreign Company-owned Centres at March 31, 1997 compared to 107 at March 31, 1998.

         Costs and expenses of United States Company-owned operations decreased 4% from $71,358,000 to $68,582,000 for the quarters ended March 31, 1997 and 1998, respectively. The decrease in costs and expenses for the quarter ended March 31, 1998 reflects the absence of costs in the quarter ended March 31, 1998 related to the weight loss medication program adjunct which was terminated in August 1997. Costs and expenses of United States Company-owned operations as a percentage of United States Company-owned revenues remained constant at 94% between the periods. After including the allocable portion of general and administrative expenses, United States Company-owned operations had operating income of $368,000 for the quarter ended March 31, 1998 compared to an operating loss of $782,000 for the quarter ended March 31, 1997. Costs and expenses of foreign Company-owned operations decreased 4% from $10,741,000 to $10,282,000 for the quarters ended March 31, 1997 and 1998, respectively, due to the aforementioned 12% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar between the periods. After including the allocable portion of general and administrative expenses, foreign Company-owned operations had operating income of $1,260,000 for the quarter ended March 31, 1998 compared to operating income of $883,000 for the quarter ended March 31, 1997.

         Revenues from franchise operations decreased 10% from $8,633,000 to $7,789,000 for the quarters ended March 31, 1997 and 1998, respectively. This decline was principally due to a 15% decrease in the number of franchise Centres in operation, from 161 at March 31, 1997 to 137 at March 31, 1998. The decrease in the number of franchise Centres reflects the Company's acquisition of 17 Centres from franchisees and the net closure of seven franchised centres between the periods.

         Costs and expenses of franchised operations, which consist primarily of product costs, decreased 9% from $6,073,000 to $5,405,000 for the quarters ended March 31, 1997 and 1998, respectively, principally because of the reduced level of franchise operations. Franchise costs and expenses as a percentage of franchise revenues was relatively constant between the periods.

         General and administrative expenses decreased 19% from $7,194,000 to $5,863,000 and decreased from 7.5% to 6.3% of total revenues for the quarters ended March 31, 1997 and 1998, respectively. The decrease was principally due to a decrease in compensation, consulting and professional fees.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS
                                   (Continued)

         The elements discussed above combined to result in a 156% increase in operating income from $1,170,000 for the quarter ended March 31, 1997 to $3,000,000 for the quarter ended March 31, 1998.

         Other income, net, principally interest, decreased 28% from $317,000 to $229,000 for the quarters ended March 31, 1997 and 1998, respectively. This decline was principally due to a decrease in the average balance of cash investments between the periods.

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

         The Company and the Federal Trade Commission have entered into a Consent Order settling all contested issues raised in a complaint filed in September 1993 against the Company alleging that the Company violated the Federal Trade Commission Act by the use and content of certain advertisements for the Company's weight loss program featuring testimonials, claims for the program's success and safety, and statements as to the program's costs to participants. The Consent Order does not admit any issue of fact or law or any violation by the Company of any law or regulation, and does not involve payment by the Company of any civil money penalty, damages, or other financial relief. The Consent Order requires certain procedures and disclosures in connection with the Company's advertisements of its products and services. The full Commission accepted the Consent Order and it has been made effective as of May 4, 1998, after having been published for an additional period of public comment. The Company does not believe that compliance with the Consent Order will have a material adverse effect on the Company's consolidated financial position or results of operations or its current advertising and marketing practices.

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

                       JENNY CRAIG, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS
                                   (Continued)

           The Company along with certain pharmacetuical companies has also been named as a defendant in an action filed in the Court of Common Pleas, Philadelphia County, Pennsylvania (the "Pennsylvania Litigation"). The action was commenced in November 1997 by a plaintiff, a participant in the Company's program, who is seeking to maintain the action as a class action on behalf of all persons in the Commonwealth of Pennsylvania who have purchased and used fenfluramine, dexfenfluramine and phentermine, alone or in combination. The complaint includes claims against the Company and the other defendants for alleged false and misleading statements concerning the safety and appropriateness of using fenfluramine, dexfenfluramine, and phentermine and the benefits, uses and ingredients of these drugs, negligence in the distribution, sale and prescribing of these medications and breach of the warranty of merchantability. The complaint seeks compensatory and punitive damages in unspecified amounts and a Court-supervised program funded by the defendants through which class members would undergo periodic medical examination and testing.

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

                       JENNY CRAIG, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS
                                   (Continued)

Nine Months Ended March 31, 1998 as Compared to Nine Months Ended March 31, 1997

         Revenues from United States Company-owned operations decreased 3% from $205,623,000 for the nine months ended March 31, 1997 to $199,213,000 for the nine months ended March 31, 1998. At March 31, 1997 there were 527 United States Company-owned Centres in operation compared to 536 at March 31, 1998. The increase in the number of United States Company-owned Centres reflects the Company's acquisition of 17 Centres from franchisees and the net closure of eight centres between the periods. Average revenue per United States Company-owned Centre decreased 9% from $401,000 for the nine months ended March 31, 1997 to $364,000 for the nine months ended March 31, 1998. Service revenues from United States Company-owned operations for the nine months ended March 31, 1998 decreased 20% to $13,119,000 from $16,466,000 for the comparable year earlier period. This decrease in service revenues was primarily due to a 12% decrease in the number of new participants enrolled in the Program and a decrease in the average service fee charged per new participant, and is the principal reason for the decrease in deferred service revenue on the accompanying balance sheet. Product sales, which consists primarily of food products, from United States Company-owned operations decreased 2% from $189,157,000 for the nine months ended March 31, 1997 to $186,094,000 for the nine months ended March 31, 1998. This decrease was principally due to a 7% decrease in the number of active clients, offset, in part, by an increase in the average food amount purchased per client. Revenues from foreign Company-owned operations decreased 3% from $37,927,000 to $36,796,000 for the nine months ended March 31, 1997 and 1998, respectively, due to a 10% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar between the periods. There were 105 foreign Company-owned Centres at March 31, 1997 compared to 107 at March 31, 1998.

         Costs and expenses of United States Company-owned operations increased 1% from $193,595,000 to $196,091,000 for the nine months ended March 31, 1997 and 1998, respectively. The increase in costs and expenses of United States Company-owned operations for the nine months ended March 31, 1998 is principally due to $3,047,000 of additional advertising expenses associated with the launch of the Company's new ABC weight management program in the quarter ended September 30, 1997, and the additional fixed costs associated with the increased number of centres. Costs and expenses of United States Company-owned operations as a percentage of United States Company-owned revenues increased from 94% to 98% between the periods principally due to the aforementioned expenses. After including the allocable portion of general and administrative expenses, United States Company-owned operations incurred an operating loss of $12,143,000 for the nine months ended March 31, 1998 compared to an operating loss of $3,143,000 for the nine months ended March 31, 1997. Costs and expenses of foreign Company-owned operations decreased 3% from $31,536,000 to $30,583,000 for the nine month periods ended March 31, 1997 and 1998, respectively, due to the aforementioned 10% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar between the periods. After including the allocable portion of general and administrative expenses, foreign Company-owned operations had operating income of $4,119,000 for the nine months ended March 31, 1998 compared to operating income of $4,507,000 for the nine months ended March 31, 1997.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS
                                   (Continued)

         Revenues from franchise operations decreased 17% from $27,386,000 to $22,670,000 for the nine months ended March 31, 1997 and 1998, respectively. This decline was principally due to a 15% decrease in the number of franchise Centres in operation, from 161 at March 31, 1997 to 137 at March 31, 1998 and a decrease in the number of new participants enrolled in the Program at franchised Centres resulting in reduced product sales and royalties. The decrease in the number of franchise Centres reflects the Company's acquisition of 17 Centres from franchisees and the net closure of seven franchised centres between the periods.

         Costs and expenses of franchised operations, which consist primarily of product costs, decreased 14% from $18,517,000 to $15,849,000 for the nine month periods ended March 31, 1997 and 1998, respectively, principally because of the reduced level of franchise operations. The increase in franchise costs and expenses as a percentage of franchise revenues was principally due to the reduced royalty revenue which has a higher margin than product sales.

         General and administrative expenses decreased 4% from $21,718,000 to $20,902,000 and remained constant at 8% of total revenues for the nine months ended March 31, 1997 and 1998, respectively. The absolute decrease was due to a decrease in compensation, consulting and professional fees, offset, in part, by expenses totalling $3,500,000 related to the separation of a former senior executive of the Company incurred in the quarter ended September 30, 1997. These expenses include $1,500,000 for the forgiveness of a loan made to the former senior executive in 1995 (which is reflected on the accompanying balance sheet as a decrease in other assets), $1,000,000 for the payment (in semi-monthly installments) of the former senior executive's salary and benefits through December 31, 1998, and $1,000,000 for the cancellation of stock options (payable in five equal annual installments) which were exercisable by the former senior executive.

         The elements discussed above combined to result in an operating loss of $4,746,000 for the nine months ended March 31, 1998 compared to operating income of $5,570,000 for the nine months ended March 31, 1997.

         Other income, net, principally interest, decreased 33% from $1,300,000 to $875,000 for the nine months ended March 31, 1997 and 1998, respectively. This decline was principally due to a decrease in the average balance of cash investments between the periods.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS
                                   (Continued)

Financial Condition

         At March 31, 1998, the Company had cash, cash equivalents and short-term investments totalling $35,348,000 compared to $38,944,000 at June 30, 1997, reflecting a decrease during the nine month period ended March 31, 1998 of $3,596,000. This decrease was principally due to the purchase of property and equipment totalling $4,442,000. The Company believes that its cash, cash equivalents and short-term investments and its cash flow from operations are adequate for its needs in the foreseeable future.

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

                                       JENNY CRAIG, INC.

                                       By: /s/ Michael L. Jeub
                                           -------------------------------------
                                           Michael L. Jeub
                                           Sr. Vice President
                                           and Chief Financial Officer

Date:  May 12, 1998