Form 10-K405
period 1998-06-30
CRAIG JENNY INC /DE
filed 1998-09-28
CIK 878865

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-K
                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

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


        TITLE OF CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
  Common Stock, $.000000005                  New York Stock Exchange


        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of August 28, 1998, there were 20,688,971 shares of the registrant's common stock outstanding, par value $.000000005, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on August 28, 1998) was approximately $32,787,000.


                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1998 are incorporated by reference into Part II. The information called for by Part III is incorporated by reference from the definitive Proxy Statement of the Registrant which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1998.

================================================================================

                                JENNY CRAIG, INC.

                                 1998 FORM 10-K

                                TABLE OF CONTENTS

                                                                                          PAGE
                                                                                         -------

ITEM 1.    BUSINESS                                                                         1

ITEM 1a.   EXECUTIVE OFFICERS OF THE REGISTRANT                                             8

ITEM 2.    PROPERTIES                                                                       9

ITEM 3.    LEGAL PROCEEDINGS                                                               10

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             10

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS            11

ITEM 6.    SELECTED FINANCIAL DATA                                                         11

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS                                                                      11

ITEM 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                      11

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                     11

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE                                                                      11

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                              12

ITEM 11.   EXECUTIVE COMPENSATION                                                          12

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                  12

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                  12

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                12

                                     PART I

ITEM 1. BUSINESS

GENERAL BUSINESS DESCRIPTION

    Jenny Craig, Inc. (the "Company") provides a comprehensive weight management program (the "Program") through a chain of Company-owned and franchised weight loss Centres operating under the name JENNY CRAIG WEIGHT LOSS CENTRES ("Centres"). As of August 28, 1998, there were 532 Company-owned and 98 franchised weight loss Centres throughout the United States, and 110 Company-owned and 37 franchised Centres in Australia, New Zealand and Canada. Through these Centres the Company sells JENNY CRAIG CUISINE, its portion and calorie controlled food products ("Jenny's Cuisine"), to participants in the Program. As of August 28, 1998, there were approximately 87,000 active participants in the Program in the United States, and 23,000 active participants in foreign markets.

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

    From time to time, medical and health professionals have identified health risks associated with weight loss. Weight loss pharmaceuticals are not risk-free and side effects and potential health problems for certain users have been identified. In September 1997, the United States Food and Drug Administration requested the withdrawal of fenfluramine (one of the pharmaceuticals used in a combination commonly known as "phen-fen") and dexfenfluramine, commonly referred to by its trade name Redux, from the U.S. market based upon potential health risks. The manufacturer and distributor of these pharmaceuticals agreed to an immediate recall of these drugs. Medical and scientific developments or public announcements associating a health risk with weight loss could have a material adverse effect on the Company. See "Competition."

    Legislative and Regulatory Restrictions; Litigation. The Company is subject to a number of laws and regulations regarding its advertising, food products, franchise operations and relations with consumers. See "Regulation." The Federal Trade Commission ("FTC") and certain states regulate advertising, disclosures to consumers and franchisees, and other consumer matters and the Food and Drug Administration and the United States Department of Agriculture specify quality standards for foods. The Company's customers may file actions on their own behalf, as a class or otherwise, and may file complaints with the FTC or state or local consumer affairs offices and these agencies may take action on their own initiative or on a referral from consumers or others. See "Item 3. Legal Proceedings" for information regarding a Consent Order entered into by the Company with the FTC relating to the advertising practices of the Company, and certain class action litigation matters commenced against the Company, other weight loss programs, and certain pharmaceutical companies relating to the distribution and sale of weight loss pharmaceuticals Remedies sought in such actions may include the refund of amounts paid by the complaining customer, refunds to an entire class of participants, other damages, as well as changes in the Centres' method of doing business. A complaint because of a practice at one Centre, whether or not that practice is authorized by the Company, could result in an order affecting some or all Centres in the particular state, and an order in one state could influence courts or government agencies in other states considering similar matters. Proceedings resulting from complaints may result in significant defense costs, settlement payments or judgments and could have a material adverse effect on the Company.

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

THE PROGRAM

    The Program offers a comprehensive, competitively priced approach to the problem of losing and maintaining weight, combining a calorie controlled, nutritionally balanced diet with education and motivation that assists participants in achieving their weight loss needs. The Program features individual counseling to assist participants in identifying and modifying their eating habits to reach and maintain their desired weight. A cornerstone of the Program is the purchase by participants of Jenny's Cuisine. These food products, which are sold only at Centres to participants in the Program, are manufactured by the Company's suppliers to specifications approved by registered dietitians employed by the Company and are designed to provide nutritionally balanced and good tasting low calorie foods to facilitate weight loss. During fiscal 1998, the Company introduced its ABC program which simplified the overall program content and provided participants with greater flexibility in food choices. The Program recommends mild exercise to participants, and the Company offers weight maintenance assistance after completion of the Program. The Program is used by men and women, and to a much lesser extent by adolescents, although most participants in the Program are women of all ages and income levels who wish to lose in excess of 30 pounds. During fiscal 1997, the Company introduced an adjunct to its traditional weight loss program which incorporated weight loss pharmaceuticals for qualified participants. This program adjunct utilized independently-contracted physicians to examine clients and prescribe Redux (the trade name for dexfenfluramine, a medication for obesity approved by the U.S. Food and Drug Administration in April 1996) and a combination of two other medications commonly known as "phen-fen" to participants who met the appropriate medical criteria for these medications. In August 1997, the Company ceased offering a weight loss medication adjunct to its Program following reports from the medical community as to possible health risks associated with the use of Redux and phen-fen.

    Each prospective participant in the Program meets with a Program Director at the Centre, where statistical information regarding height, weight, activity patterns, and related information is obtained. This information is analyzed using standards fixed by the Company to assist the prospective participant in establishing a weight loss goal and the Program Director then explains the Program. After enrollment, the participant is referred to a Weight Loss Consultant to begin the Program and purchase the first week's supply of Jenny's Cuisine. Other than in connection with the now terminated program adjunct which offered weight loss medications to qualified participants, the Company does not engage physicians to examine or monitor the progress of participants, nor does it undertake a medical examination of new participants. However, prior to commencing the Program each new participant is asked to complete a health questionnaire to disclose any current medical treatment and medical history in order to determine whether participation in the Program is inadvisable or should be monitored by the participant's personal physician.

    For the first half of the Program, participants are encouraged to eat Jenny's Cuisine for every meal along with fresh fruits, vegetables and dairy products. During this initial period, participants are expected to visit the Centre once a week to attend a private counseling session with a Weight Loss Consultant during which the participant's progress is discussed, meal plans are selected and the participant purchases Jenny's Cuisine.

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

    Participants in the Program pay a fixed service fee which covers all aspects of the Program other than the purchase of Jenny's Cuisine (and, while it was being offered, certain fees associated with the weight loss medication program adjunct). For the year ended June 30, 1998, the initial service fee for the basic program in Company-owned Centres ranged from $10 to $197. As of August 28, 1998, the initial service fee in Company-owned Centres was $15. In addition, the Company may offer special limited introductory programs for a lower fee. During the weight loss portion of the Program, participants pay an average of between $50 and $75 per week for Jenny's Cuisine. The Company also offers a Gold Program which includes a weight loss module, lifestyle audio tapes, and a walking program for a fee which was $148 as of August 28, 1998. A significant number of participants who enroll in the Program purchase a Platinum Program for a fixed fee which was $296 at August 28, 1998. The Platinum Program includes a weight loss module, a weight maintenance module, a walking program, exercise video tapes, Program return privileges, lifestyle video and audio cassette tapes, as well as an ability to obtain a refund of a portion of the service fee if certain criteria are met. Fees charged for the service portion of the Program are generally paid at commencement. In some states participants have the legal right to withdraw from the Program within specified periods following purchase and to receive a refund of the fees. Even when not so required, the Company's policy is to refund a pro rata portion of the fees upon request.

JENNY CRAIG CUISINE

    Jenny's Cuisine is portion and calorie controlled and consists of a nutritionally balanced variety of foods. The Company employs registered dietitians to assist it in developing its meal plans and food products.

    The Company believes that its healthful, high quality and good tasting food products have contributed in large part to the Company's success. Currently, the Company supplies its Centres with approximately 70 different breakfast, lunch, dinner and snack food items for use in the Program, including prepackaged frozen meals, shelf-stable and canned foods, snacks, and dried products. The Company believes that its prepackaged frozen meals give it a strong competitive advantage. The Company generally updates its menu once per year. Current food items include such entrees as Blueberry Waffles, French Toast with Berries, Stuffed Shells, Baked Turkey, Fish Festiva, Chicken Golden Gate, Chicken Fajitas, Teriyaki Beefsteak, Pasta Primavera, and Chili Con Carne.

    Product sales, principally comprised of Jenny's Cuisine, accounted for 91% and 93% of the Company's revenues in fiscal 1997 and 1998, respectively. For the year ended June 30, 1997, the Company's gross revenues from product sales were $333,917,000 compared to $327,804,000 for the year ended June 30, 1998.

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

HISTORICAL GROWTH

    The Company commenced operations in Australia in 1983 and became one of the largest weight loss companies in that country with 69 Company-owned and franchised Centres by the end of fiscal 1985. Following its success in the Australian market, and recognizing the opportunities to market the Program successfully in the United States, the Company expanded its operations to the United States by initially opening 13 Company-owned Centres in the Los Angeles metropolitan area in February 1985 and six Centres in the Chicago metropolitan area in September 1985. The Company's growth through August 28, 1998 as measured by the number of Centres operating is shown in the following table:


                                           AT JUNE 30,                       AT
                ----------------------------------------------------------  8/28
                1989  1990  1991  1992  1993  1994  1995  1996  1997  1998  1998
                ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----
Company-owned
  United States  151   273   326   370   476   502   478   485   542   533   532
  Foreign         70    84    86    88   103   106   102   103   106   110   110
                ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----

                 221   357   412   458   579   608   580   588   648   643   642
                ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----
Franchise
  United States   47   126   186   199   176   159   154   159   113   101    98
  Foreign         37    29    30    37    39    43    43    36    36    37    37
                ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----

                  84   155   216   236   215   202   197   195   149   138   135
                ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----

    Total        305   512   628   694   794   810   777   783   797   781   777
                ====  ====  ====  ====  ====  ====  ====  ====  ====  ====  ====

    The number of franchise Centres owned by affiliates at June 30, 1998 and August 28, 1998 was 17.

    In fiscal 1998, the Company acquired 8 Centres from two franchisees in the United States, opened 13 United States Company-owned Centres and closed 30 United States Company-owned Centres. Also during fiscal 1998, 2 United States franchise Centres were opened and 6 United States franchise Centres were closed.

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

    The Company's advertising is designed to make the customer aware of the Company's and the Program's attributes. The Company's advertising presents a company which is caring, supportive, and understanding of the problems of being overweight, and through the person of Jenny Craig, is differentiated from other generic sounding weight loss companies. Testimonial advertising, featuring participants in the Program, demonstrates the success of the Program on a personal level. The Company's advertising contains a state-of-the-art 800 telephone number (800-98JENNY) that connects the caller directly to the nearest Centre in every market in the United States.

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

    As of August 28, 1998, the Company had 135 Centres operating pursuant to franchise agreements, of which 98 were located throughout the United States, 16 in Australia, 17 in New Zealand and 4 in Canada. During fiscal 1998, the Company acquired 8 Centres from two franchisees.

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

COMPETITION

    The weight loss business is highly competitive and the Company competes against a number of companies of various sizes, some of which may have greater financial resources than the Company. The Company's principal direct competitors are national chains such as Weight Watchers International, Nutri/System, Inc. ("Nutri/System"), and Diet Center, Inc. as well as regional and local weight loss businesses, some of which include supervision by or consultation with doctors or nurses. The Company also competes against self-administered weight loss regimens, doctors, nutritionists, dietitians, the pharmaceutical industry and certain government agencies and non-profit groups which offer weight control help by means of medication, diets, exercise and weight loss drugs. The Company also competes against food manufacturers and distributors which are developing and marketing low-calorie and diet products to weight-conscious consumers. In addition, new or different products or methods of weight control are continually being introduced. Such competition and any increase in competition, including new pharmaceuticals and other technological and scientific developments in weight control, may have a materially adverse impact on the Company.

    The Company believes that it competes on the basis of the effectiveness of the Program, its competitive pricing, the quality of Jenny's Cuisine, and the marketing and management skills of its management and franchisees.

REGULATION

    The Federal Trade Commission (the "FTC"), and certain states, regulates advertising and other consumer matters. The Company's customers may file actions on their own behalf, as a class or otherwise, and may file complaints with the FTC or state or local consumer affairs offices and these agencies may take action on their own initiative or on a referral from consumers or others. Remedies sought in such actions may include the refund of amounts paid by the complaining consumer, refunds to an entire class of participants, other damages, as well as changes in the Centres' method of doing business. A complaint because of a practice at one Centre, whether or not that practice is authorized by the Company, could result in an order affecting some or all Centres in the particular state, and an order in one state could influence courts or government agencies in other states considering similar matters. See "Item 3. Legal Proceedings" for information regarding a Consent Order entered into by the Company with the FTC relating to the advertising practices of the Company, and certain class action litigation matters commenced against the Company, other weight loss programs, and certain pharmacuetical companies relating to the distribution and sale of weight loss pharmacueticals. Proceedings resulting from complaints may result in significant defense costs, settlement payments or judgements and could have a material adverse effect on the Company.

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

EMPLOYEES

    As of August 28, 1998 the Company had approximately 4,100 employees, of which 3,390 were located in the United States, 570 were located in Australia, and 140 were located in Canada. None of the Company's workers in the United States are represented by a labor union. The Company has never had a strike or lockout and considers its employee relations to be excellent.


ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information with respect to the executive officers of the Company:

   NAME OF EXECUTIVE
        OFFICER              AGE                 POSITION(S) HELD
-------------------------   -------   ---------------------------------------
Sidney Craig                  66      Chairman of the Board, Chief Executive
                                      Officer and Director
Jenny Craig                   66      Vice-Chairman, President and Director
Philip Voluck                 56      Executive Vice President and Chief
                                      Operating Officer
Michael L.  Jeub              55      Senior Vice President, Chief Financial
                                      Officer and Treasurer
Janet Rheault                 37      Senior Vice President, Operations
Leslie Koll                   47      Senior Vice President, Marketing
William K.  Dix               42      Vice President, General Counsel
Alan V.  Dobies               50      Vice President, Corporate Services
Stuart Gaiber                 49      Vice President, Information Services
Marvin Sears                  71      Secretary and Director

    Sidney Craig has been Chairman of the Company or its predecessors since 1983 and served as Chief Executive Officer from 1983 through April 1994. In October 1997, Mr. Craig was elected Chief Executive Officer of the Company.

    Jenny Craig has served as Vice-Chairman of the Company since September 1991, as President and Chief Operating Officer of the Company or its predecessors from 1983 to August 1991 and as a director of the Company or its predecessors from 1983 to date. Mrs. Craig was elected President of the Company in October 1997. Sidney Craig and Jenny Craig are husband and wife.

        Philip Voluck has served as Executive Vice President and Chief Operating Officer since July 1998. From March 1997 to August 1997 Mr. Voluck was President of WSI-Miami Inc., a joint venture with Sylvan Learning System, Inc. involved in the teaching of English as a second language. From August 1996 to November 1996 Mr. Voluck served as President of H. Katz Capital Group, a privately held venture capital firm. From January 1994 to August 1996, Mr. Voluck was President and Chief Operating Officer of Nutri/System, L.P. a privately held operator of approximately 700 corporate and franchised weight loss centers. From 1986 to 1993, Mr. Voluck was Managing General Partner of Nutri/System of Florida/Georgia, an operator of approximately 90 weight loss centers.

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

    Leslie Koll has served as Senior Vice President, Marketing since November 1994. From 1991 to 1994, Mr. Koll was managing partner with Pelletier, Koll and Weil, a marketing and business development firm, which he founded in 1987. Mr. Koll was Vice President, Marketing of Hanna-Barbera Productions, Inc. from 1989 to 1991.

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

    Marvin Sears, a director of the Company since July 1989, has served as the Secretary of the Company since June 1991, and as Assistant Secretary of the Company from August 1985 to June 1991. Mr. Sears is a practicing attorney in Los Angeles, California where, since May 1989, he has been a partner in the law firm of Proskauer Rose LLP, counsel to the Company during fiscal 1998 and currently. From June 1960 until May 1989, Mr. Sears was a senior partner of the Los Angeles law firm of Pacht, Ross, Warne, Bernhard & Sears, Inc. and its successor, Shea & Gould. Mr. Sears is a member of the Board of various privately-owned business enterprises.

    Executive officers are elected to serve until their successors are elected and qualified.


ITEM 2. PROPERTIES

At August 28, 1998, there were 642 Company-owned Centres, all of which are in leased premises, of which 532 were in the United States, 84 were in Australia, and 26 were in Canada. A majority of the leases for Company-owned Centres were entered into for an initial period of five years. The leases require fixed monthly rental payments which are subject to various adjustments. The Centres are generally located in retail shopping areas on major commercial thoroughfares and generally occupy approximately 2,000 to 2,500 square feet of space consisting of a reception area, individual counseling rooms, and food storage space.

    In July 1996 the Company purchased a 75,000 square foot office building located in La Jolla, California in which its executive offices are located. The total purchase price was $8.36 million and the building is subject to a promissory note to a bank, secured by a deed of trust, which had a balance owing of $5,716,000 as of June 30, 1998. The Company leases a warehouse in Rancho Cucamonga, California for its food and non-food inventory. The Company's executive offices in Australia are leased and are located in Melbourne, and the Company also owns a warehouse in Sunshine, Australia.

    The Company believes that its executive office and warehouse space is adequate for its current needs and that additional space will be available at reasonable costs as needed.

ITEM 3. LEGAL PROCEEDINGS

    The Company and the Federal Trade Commission have entered into a Consent Order settling all contested issues raised in a complaint filed in September 1993 against the Company alleging that the Company violated the Federal Trade Commission Act by the use and content of certain advertisements for the Company's weight loss program featuring testimonials, claims for the program's success and safety, and statements as to the program's costs to participants. The Consent Order does not admit any issue of fact or law or any violation by the Company of any law or regulation, and does not involve payment by the Company of any civil money penalty, damages, or other financial relief. The Consent Order requires certain procedures and disclosures in connection with the Company's advertisements of its products and services. The full Commission accepted the Consent Order, and it has been made effective as of May 4, 1998. The Company does not believe that compliance with the Consent Order will have a material adverse effect on the Company's consolidated financial position or results of operations or its current advertising and marketing practices.

    The Company, along with other weight loss programs and certain pharmaceutical companies, has been named as a defendant in an action filed in the Circuit Court for the Eleventh Judicial Circuit in Pickens County, Alabama (the "Alabama Litigation"). The action was commenced in August, 1997 by three plaintiffs who are seeking to maintain the action as a class action on behalf of all persons in the United States and United States Territories who have suffered or may in the future suffer injury due to the administration of phentermine, fenfluramine (commonly known as "phen-fen" when taken together) and/or dexfenfluramine (tradename "Redux(TM)"), which were manufactured or sold by the defendants. The complaint includes claims against the Company and other defendants, acting separately and in concert, for alleged unlawful and tortious acts, including sale of allegedly dangerous and defective products, negligent marketing and distribution, failure to warn of the risks associated with the weight loss medications, breach of warranty, fraud, and negligent misrepresentation. The complaint seeks compensatory and punitive damages in unspecified amounts and equitable relief including the establishment of a medical fund to cover future medical expenses resulting from the use of the weight loss medications, and a requirement that the defendants adequately warn the public of the risks associated with the use of the weight loss medications.

    The Company, along with certain pharmaceutical companies, has also been named as a defendant in an action filed in the Court of Common Pleas, Philadelphia County, Pennsylvania (the "Pennsylvania Litigation"). The action was commenced in November 1997 by a plaintiff, a participant in the Company's program, who is seeking to maintain the action as a class action on behalf of all persons in the Commonwealth of Pennsylvania who have purchased and used fenfluramine, dexfenfluramine and phentermine, alone or in combination. The complaint includes claims against the Company and the other defendants for alleged false and misleading statements concerning the safety and appropriateness of using fenfluramine, dexfenfluramine, and phentermine, and the benefits, uses and ingredients of these drugs, negligence in the distribution, sale, and prescribing of these medications, and breach of the warranty of merchantability. The complaint seeks compensatory and punitive damages in unspecified amounts and a Court-supervised program funded by the defendants through which class members would undergo periodic medical examination and testing.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    Material appearing under the caption "Common Stock Data" on page 36 of the Annual Report to Shareholders of Jenny Craig, Inc. for the fiscal year ended June 30, 1998 ("1998 Annual Report") is hereby incorporated by this reference.


ITEM 6. SELECTED FINANCIAL DATA

    Material appearing under the caption "Selected Financial Data" on page 8 of the Company's 1998 Annual Report is hereby incorporated by this reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Material appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 through 18 of the Company's 1998 Annual Report is hereby incorporated by this reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to a variety of risks, including changes in interest rates affecting the return on its investments and the cost of its debt, and foreign currency fluctuations.

    At June 30, 1998, the Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. The Company also maintains a short-term investment portfolio containing financial instruments with original maturities of greater than three months but less than twelve months. These financial instruments, principally comprised of high quality commercial paper, are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate 10 percent increase in interest rates would not have a material effect on the Company's financial condition or results of operations. The Company has not used derivative financial instruments in its investment portfolio.

    The Company's only long-term debt at June 30, 1998 is comprised of a note payable to a bank, secured by the Company's corporate office building, with a total balance of $5,716,000. The note bears interest at the London Interbank Offered Rate plus one percent, with quarterly interest rate adjustments. Due to the relative immateriality of the note payable, an immediate 10 percent change in interest rates would not have a material effect on the Company's financial condition or results of operations.

    Approximately 16% of the Company's revenues for the year ended June 30, 1998 were generated from foreign operations, located principally in Australia and Canada. In fiscal 1998, the Company was subjected to a 12% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar compared to fiscal 1997. Currently, the Company does not enter into forward exchange contracts or other financial instruments with respect to foreign currency.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the Company and subsidiaries, related notes to consolidated financial statements, and material appearing under the caption "Independent Auditors' Report" on pages 19 through 34 of the Company's 1998 Annual Report are hereby incorporated by this reference. Material appearing under the caption "Selected Quarterly Financial Information" on page 35 of the Company's 1998 Annual Report is hereby incorporated by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1998. Information regarding executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Item 1a hereof.


ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1998.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1998.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1998.


                                           PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A. FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

FINANCIAL STATEMENTS

    The following appear in the 1998 Annual Report at the pages indicated below and are incorporated into Part II by reference:

(1)  Independent Auditors' Report                                    Page   34
(2)  Consolidated Balance Sheets as of June 30, 1997 and 1998        Page   19
(3)  Consolidated Statements of Income for the Years Ended           Page   20
        June 30, 1996, 1997 and 1998
(4)  Consolidated Statements of Stockholders' Equity
        for the Years Ended June 30, 1996, 1997 and 1998             Page   21
(5)  Consolidated Statements of Cash Flows
        for the Years Ended June 30, 1996, 1997 and 1998             Page   22
(6)  Notes to Consolidated Financial Statements                      Pages 23-33


SCHEDULES

    The following financial statement schedule appears on page 18 of this report:

    II. Valuation and Qualifying Accounts

Schedules other than the schedule listed above are omitted because they are either not required or not applicable.

EXHIBITS

 EXHIBIT                              DESCRIPTION
----------  --------------------------------------------------------------------
   3.1      Amended and Restated Certificate of Incorporation of Registrant
            (Incorporated herein by reference to Exhibit 3.1 to the Report on
            Form 10-K of the Company for the fiscal year ended June 30, 1997.)

   3.4      Restated By-laws of Registrant.(1)

  10.1      Jenny Craig, Inc. Management Deferred Bonus Program.(1)(2)

  10.2      Executive Employment Agreement between Jenny Craig, Inc. and C.
            Joseph LaBonte. (Incorporated herein by reference to Exhibit 10.2 to the Report on Form 10-K of the Company for the fiscal year ended
            June 30, 1994.)(3)

  10.3 Jenny Craig, Inc. Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit 10.3 to the Report on Form 10-Q of the Company for the three month period ended December 31, 1996.)(2)

  10.4      Executive Employment Agreement between Jenny Craig, Inc. and Jenny
            Craig. See Exhibit 10.30 for Amendment thereto.(1)(3)

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

  10.8      Agreement dated as of March 27, 1997 between Jenny Craig, Inc. and
            Sunil Dewan. (Incorporated herein by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the three month period ended
            March 31, 1997.) (3)

  10.9      Standard Form of Franchise Agreement of Jenny Craig International,
            Inc.(1)

  10.10     Agreement dated as of April 21, 1997 between Jenny Craig, Inc. and
            Stuart Gaiber. (Incorporated herein by reference to Exhibit 10.10 to the Report on Form 10-K of the Company for the fiscal year ended
            June 30, 1997.) (3)

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

  10.12     Lease between Jenny Craig Distributing Pty. Ltd. and Indalia Pty.
            Ltd. dated November 16, 1990.(1)

  10.13     Agreement dated as of June 4, 1997 between Jenny Craig, Inc. and
            Eileen Piersa. (Incorporated herein by reference to Exhibit 10.13 to the Report on Form 10-K of the Company for the fiscal year ended
            June 30, 1997.) (3)

  10.14     Standard Form Lease dated May 14, 1996 between Jenny Craig Products,
            Inc. and RCDC Associates Limited Partnership (Incorporated herein by reference to Exhibit 10.14 to the Report on Form 10-K of the Company for the fiscal year ended June 30, 1997.)

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

  10.35     Agreement dated as of April 26, 1996 between William K. Dix and
            Jenny Craig, Inc. (Incorporated herein by reference to Exhibit 10.35 to the Company's Report on Form 10-K for the fiscal year ended June
            30, 1996.) (3)

  10.36     Amended and Restated Agreement dated as of August 20, 1996 between
            Marvin Sears and Jenny Craig, Inc. (Incorporated herein by reference to Exhibit 10.36 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1996.) (2)

  10.37     Asset Purchase Agreement dated as of August 12, 1996 among Rose
            Enterprises, Inc., Rose Enterprises, Inc. NJ, Rose Enterprises of
            Connecticut, Inc., Chris Lin Enterprises, Inc. Chris Lin Enterprises
            New York, Inc. Audrey Sedita, Bradley Morley and Jenny Craig
            Operations, Inc. (Incorporated herein by reference to Exhibit 10.37 to the Company's Report on Form 10-K for the fiscal year ended June
            30, 1996.)

  10.38     Purchase and Sale Agreement dated as of May 22, 1997 between Jenny
            Craig Management, Inc. and M & S Balanced Property Fund, L.P.
            (Incorporated herein by reference to Exhibit 10.38 to the Company's
            Report on Form 10-K for the fiscal year ended June 30, 1996.)

  10.39     Agreement and Release dated as of October 1, 1997 between Jenny
            Craig, Inc. and C. Joseph LaBonte (Incorporated herein by reference to Exhibit 10.1 to the Report on Form 10-Q of the Company for the three month period ended December 31, 1997.)

  10.40     Stock Option Termination Agreement dated November 4, 1997 between
            Jenny Craig, Inc. and C. Joseph LaBonte (Incorporated herein by reference to Exhibit 10.2 to the Report on Form 10-Q of the Company for the three month period ended December 31, 1997.)

  10.41     Agreement dated as of July 7, 1998 between Jenny Craig, Inc. and
            Philip Voluck (3).

  10.42     Consent Order, effective May 4, 1998, in the matter of Jenny Craig,
            Inc., a corporation, and Jenny Craig International, Inc., a corporation.

  13. Portions of the Annual Report to Shareholders with respect to the fiscal year ended June 30, 1998 which are incorporated by reference in this Form 10-K.

  18. Preferability Letter from KPMG Peat Marwick LLP with respect to change in accounting method. (Incorporated herein by reference to Exhibit 18 to the Report on Form 10-K of the Company for the fiscal year ended June 30, 1997.)

  22. List of Subsidiaries (Incorporated herein by reference to Exhibit 22 to the Report on Form 10-K of the Company for the fiscal year ended
            June 30, 1997.)

  23.       Independent Auditors' Consent.

  27.       Financial Data Schedule.

----------

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

                          INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors
Jenny Craig, Inc.:

    Under date of August 17, 1998, we reported on the consolidated balance sheets of Jenny Craig, Inc. and subsidiaries as of June 30, 1997 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1998, as contained in the 1998 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended June 30, 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item
14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                       KPMG PEAT MARWICK LLP


San Diego, California
August 17, 1998

                                                                     SCHEDULE II

                       JENNY CRAIG, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED JUNE 30, 1996, 1997 AND 1998
                                ($ IN THOUSANDS)


                             CHARGED                           CHARGED                           CHARGED
                               TO    CHARGED                     TO     CHARGED                     TO    CHARGED
                    BALANCE  COSTS     TO              BALANCE  COSTS     TO             BALANCE  COSTS     TO              BALANCE
                      AT      AND     OTHER    WRITE     AT      AND     OTHER    WRITE    AT      AND     OTHER    WRITE     AT
     DESCRIPTION    6/30/95 EXPENSES ACCOUNTS  OFFS    6/30/96 EXPENSES ACCOUNTS  OFFS   6/30/97 EXPENSES ACCOUNTS   OFFS   6/30/98
------------------- ------- -------- -------- -------- ------- -------- -------- ------- ------- -------- -------- -------  -------
Allowance for
  Doubtful Accounts  5,620     (900)    --    (3,256)   1,464       --      --    (274)    1,190      --      --    (110)    1,080

Accumulated
  Amortization -
  Reacquired Area
  Franchise Rights   2,708      837    160        --    3,705    1,015    (122)     --     4,598   1,051    (408)     --     5,241

Accumulated
  Amortization -
  Computer Software  1,013      272     --        --    1,285       75      --      --     1,360      91      --      --     1,451

----------
See accompanying Independent Auditors' Report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 25, 1998                         JENNY CRAIG, INC.

                                            By:  /s/  SIDNEY CRAIG
                                                 -------------------------------
                                                 Sidney Craig
                                                 Chairman of the Board and
                                                 Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                             TITLE                            DATE
-----------------------------  ---------------------------------------  ---------------------
/s/ SIDNEY CRAIG               Chairman of the Board and                September 25, 1998
-----------------------------  Chief Executive Officer
    Sidney Craig               (Principal Executive Officer)


/s/ JENNY CRAIG                President, Vice Chairman and Director    September 25, 1998
-----------------------------
    Jenny Craig


/s/ MICHAEL L.  JEUB           Senior Vice President,                   September 25, 1998
-----------------------------  Chief Financial Officer and Treasurer
    Michael L.  Jeub           (Principal Financial and Accounting
                               Officer)


/s/ SCOTT BICE                 Director                                 September 25, 1998
-----------------------------
    Scott Bice

/s/ MARVIN SEARS               Director                                 September 25, 1998
-----------------------------
    Marvin Sears

/s/ ANDREA VAN DE KAMP         Director                                 September 25, 1998
-----------------------------
    Andrea Van de Kamp

/s/ ROBERT WOLF                Director                                 September 25, 1998
-----------------------------
    Robert Wolf

                                       19