Form 10-Q
period 1998-09-30
CRAIG JENNY INC /DE
filed 1998-11-16
CIK 878865

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter Ended September 30, 1998 Commission File No. 001-10887



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

                                 Yes [X] No [ ]

        Number of shares of common stock, $.000000005 par value, outstanding as of the close of business on November 10, 1998 - 20,688,971.

ITEM 1.     FINANCIAL STATEMENTS


                       JENNY CRAIG, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                              June 30,         September 30,
                                                                                1998              1998
                                                                              ---------        -------------
                                                                                               (unaudited)
ASSETS
Cash and cash equivalents ............................................        $  42,124            39,774
Short-term investments ...............................................            1,236             3,429
Accounts receivable, net .............................................            2,617             3,213
Inventories ..........................................................           14,469            15,863
Prepaid expenses and other assets ....................................           12,548            11,378
                                                                              ---------         ---------
        Total current assets .........................................           72,994            73,657
Cost of reacquired area franchise rights, net ........................            8,419             8,193
Property and equipment, net ..........................................           24,832            24,627
                                                                              ---------         ---------
                                                                              $ 106,245           106,477
                                                                              =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable .....................................................           15,256            13,493
Accrued liabilities ..................................................           19,399            19,638
Income taxes payable .................................................               --               193
Deferred service revenue .............................................           10,278             9,895
                                                                              ---------         ---------
         Total current liabilities ...................................           44,933            43,219
Note payable .........................................................            5,526             5,479
                                                                              ---------         ---------
         Total liabilities ...........................................           50,459            48,698


Stockholders' equity:
  Common stock $.000000005 par value, 100,000,000 shares
    authorized; 27,580,260 shares issued; 20,688,971 shares
    outstanding at June 30, 1998 and September 30, 1998 ..............               --                --
  Additional paid-in capital .........................................           71,622            71,622
  Retained earnings ..................................................           57,179            59,669
  Accumulated other comprehensive income .............................            1,747             1,250
  Treasury stock at cost, 6,891,289 shares at June 30, 1998 and
    September 30, 1998 ...............................................          (74,762)          (74,762)
                                                                              ---------         ---------
        Total stockholders' equity ...................................           55,786            57,779
Commitments and contingencies
                                                                              ---------         ---------
                                                                              $ 106,245           106,477
                                                                              =========         =========


     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   ($ in thousands, except per share amounts)


                                                                        Three Months Ended
                                                                           September 30,
                                                                    -------------------------
                                                                      1997             1998
                                                                    --------         --------
Revenues:
   Company-owned operations:
     Product sales .........................................        $ 73,579           74,992
     Service revenue .......................................           5,446            4,082
                                                                    --------         --------
                                                                      79,025           79,074
                                                                    --------         --------
   Franchise operations:
     Product sales .........................................           6,672            5,726
     Royalties .............................................           1,007              826
     Initial franchise fees ................................              --               --
                                                                    --------         --------
                                                                       7,679            6,552
                                                                    --------         --------
        Total revenues .....................................          86,704           85,626
                                                                    --------         --------
Costs and expenses:
   Company-owned operations:
     Product ...............................................          75,656           68,880
     Service ...............................................           4,211            2,740
                                                                    --------         --------
                                                                      79,867           71,620
                                                                    --------         --------
   Franchise operations:
     Product ...............................................           4,989            3,930
     Other .................................................             644              551
                                                                    --------         --------
                                                                       5,633            4,481
                                                                    --------         --------
                                                                       1,204            9,525
General and administrative expenses ........................           9,110            5,958
                                                                    --------         --------
     Operating income (loss) ...............................          (7,906)           3,567
Other income, net, principally interest ....................             349              465
                                                                    --------         --------
     Income (loss) before taxes ............................          (7,557)           4,032
Provision (credit) for income taxes ........................          (2,940)           1,542
                                                                    --------         --------
        Net income (loss) ..................................        $ (4,617)           2,490
                                                                    ========         ========

        Basic and diluted net income (loss) per share ......        $   (.22)             .12
                                                                    ========         ========



     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                                            Three Months Ended
                                                                                               September 30,
                                                                                        -------------------------
                                                                                          1997             1998
                                                                                        --------         --------
Cash flows from operating activities:
    Net income (loss) ..........................................................        $ (4,617)           2,490
    Adjustments to reconcile net income (loss) to net cash  provided by (used in) operating activities:
      Depreciation and amortization ............................................           1,684            1,370
      Decrease in other assets - forgiveness of officer loan ...................           1,500               --
      Loss on disposal of property and equipment ...............................              68               30
      (Increase) decrease in:
              Accounts receivable ..............................................            (260)            (596)
              Inventories ......................................................             (39)          (1,394)
              Prepaid expenses and other assets ................................           3,889            1,170
      Increase (decrease) in:
              Accounts payable .................................................             149           (1,763)
              Accrued liabilities ..............................................           2,157              239
              Income taxes payable .............................................          (4,907)             193
              Deferred service revenue .........................................          (1,467)            (383)
                                                                                        --------         --------
                       Net cash provided by (used in) operating activities .....          (1,843)           1,356
                                                                                        --------         --------

Cash flows from investing activities:
   Purchase of property and equipment ..........................................          (1,703)            (969)
   Purchase of short-term investments ..........................................          (6,582)          (3,145)
   Proceeds from maturity of short-term investments ............................             508              952
                                                                                        --------         --------
                       Net cash used in investing activities ...................          (7,777)          (3,162)
                                                                                        --------         --------

Cash flows from financing activities:
   Principal payments on note payable ..........................................             (47)             (47)
                                                                                        --------         --------
                       Net cash used in financing activities ...................             (47)             (47)
                                                                                        --------         --------

Effect of exchange rate changes on cash and cash equivalents ...................            (426)            (497)
                                                                                        --------         --------
Net decrease in cash and cash equivalents ......................................         (10,093)          (2,350)
Cash and cash equivalents at beginning of period ...............................          37,438           42,124
                                                                                        --------         --------
Cash and cash equivalents at end of period .....................................          27,345           39,774
                                                                                        ========         ========

Supplemental disclosure of cash flow information:
   Income taxes paid ...........................................................        $  1,967            1,565



     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998


1. The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for the full year. These statements should be read in conjunction with the June 30, 1998 consolidated financial statements.

2. The weighted average number of shares used to calculate basic net income
(loss) per share was 20,687,771 and 20,688,971 for the quarters ended September 30, 1997 and 1998, respectively. The impact of outstanding stock options during the periods presented did not create a difference between calculated basic net income (loss) per share and diluted net income (loss) per share. Stock options had the effect of increasing the number of shares used in the calculation by application of the treasury stock method by 5,196 shares for the quarter ended September 30, 1998. The calculation of diluted net loss per share for the quarter ended September 30, 1997 was not applicable as inclusion of the effect of stock options would be antidilutive; however, an additional 52,612 shares would have been included in the calculation of diluted net income (loss) per share for the quarter ended September 30, 1997.

3. During the quarter ended September 30, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income (loss) for the quarters ended September 30, 1997 and 1998 presented below includes foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency items.

                                                              Three Months Ended
                                                                 September 30,
                                                            -----------------------
                                                              1997            1998
                                                            -------         -------
            Net income (loss)                               $(4,617)          2,490
            Foreign currency translation adjustments
                                                               (546)           (497)
                                                            -------         -------
            Comprehensive income (loss)                      (5,163)          1,993
                                                            =======         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

        Information provided in this Report on Form 10-Q may contain, and the Company may from time to time disseminate material and make statements which may contain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). These forward-looking statements may relate to anticipated financial performance, business prospects and similar matters. The words "expects," "anticipates," "believes," and similar words generally signify a "forward-looking" statement. These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefit of "safe-harbor" provisions of the Act. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. Among the factors that could cause actual results to differ materially are: increased competition; technological and scientific developments, including appetite suppressants and other drugs which can be used in weight-loss programs; increases in cost of food or services; lack of market acceptance of additional products and services; legislative and regulatory restrictions or actions; effectiveness of marketing and advertising programs; prevailing domestic and foreign economic conditions; and the risk factors set forth from time to time in the Company's annual reports and other reports and filings with the SEC. In particular, the reader should carefully review the cautionary statements contained under the caption "Forward-Looking Statements" in Item 1 of the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

Quarter Ended September 30, 1998 as Compared to Quarter Ended September 30, 1997

Revenues from United States Company-owned operations increased 2% from $66,218,000 for the quarter ended September 30, 1997 to $67,487,000 for the quarter ended September 30, 1998. The average number of United States Company-owned centres in operation decreased 4% from an average of 551 centres for the quarter ended September 30, 1997 to an average of 531 centres for the quarter ended September 30, 1998. This decrease in the average number of centres reflects the net closure of 26 centres between the periods. At September 30, 1998 there were 529 United States Company-owned centres in operation. Average revenue per United States Company-owned centre increased 6% from $120,000 for the quarter ended September 30, 1997 to $127,000 for the quarter ended September 30, 1998. Service revenue from United States Company-owned operations for the quarter ended September 30, 1998 decreased 27%, to $3,393,000 from $4,617,000 for the comparable year earlier period. This decrease in service revenue was primarily due to a 13% decrease in the number of new participants enrolled in the Program during the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997, and a decrease in the amortization of deferred service revenue resulting from the decrease in the number of new enrollments in the periods preceding the September 1998 quarter compared to the periods preceding the September 1997 quarter. Product sales, which consists primarily of food products, from United States Company-owned operations increased 4% from $61,601,000 for the quarter ended September 30, 1997 to $64,094,000 for the quarter ended September 30, 1998. This increase was principally due to an increase in the average food amount purchased per client. Revenues from foreign Company-owned operations decreased 10% from $12,807,000 to $11,587,000 for the quarters ended September 30, 1997 and 1998, respectively, due to a 17% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar between the periods. There were 108 foreign Company-owned centres at September 30, 1997 compared to 110 at September 30, 1998.

                                   (Continued)


Costs and expenses of United States Company-owned operations decreased 11% from $69,355,000 to $62,063,000 for the quarters ended September 30, 1997 and 1998, respectively. Costs and expenses of United States Company-owned operations in the prior year quarter included $2,437,000 of costs related to the weight loss medication program which was terminated in August 1997 and $3,047,000 of additional advertising expenses associated with the launch of the Company's ABC weight management program. The decrease in costs and expenses of United States Company-owned operations for the quarter ended September 30, 1998 reflects the absence of these costs and expenses, and resulted in costs and expenses of United States Company-owned operations as a percentage of United States Company-owned revenues decreasing from 105% to 92% between the periods. After including the allocable portion of general and administrative expenses, United States Company-owned operations had operating income of $1,074,000 for the quarter ended September 30, 1998 compared to an operating loss of $9,980,000 for the quarter ended September 30, 1997. Costs and expenses of foreign Company-owned operations decreased 9% from $10,512,000 to $9,557,000 for the quarters ended September 30, 1997 and 1998, respectively, due to the 17% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar between the periods. After including the allocable portion of general and administrative expenses, foreign Company-owned operations had operating income of $1,421,000 for the quarter ended September 30, 1998 compared to operating income of $1,545,000 for the quarter ended September 30, 1997.

       Revenues from franchise operations decreased 15% from $7,679,000 to $6,552,000 for the quarters ended September 30, 1997 and 1998, respectively. This decline was principally due to a 5% decrease in the average number of franchise centres in operation between the periods and a decrease in the number of new participants enrolled in the program at franchise centres, resulting in reduced product sales and royalties. The decrease in the average number of franchise centres reflects the Company's acquisition of two centres from a franchisee and the net closure of three franchised centres between the periods. As of September 30, 1998 there were 135 franchised centres in operation.

      Costs and expenses of franchised operations, which consist primarily of product costs, decreased 20% from $5,633,000 to $4,481,000 for the quarters ended September 30, 1997 and 1998, respectively, principally because of the reduced level of franchise operations and a reduction in the purchase of national television advertising, a portion of which is allocated to franchise operations. The decrease in franchise costs and expenses as a percent of franchise revenues was principally due to the reduced national television advertising.

      General and administrative expenses decreased 35% from $9,110,000 to $5,958,000 and decreased from 10.5% to 7.0% of total revenues for the quarters ended September 30, 1997 and 1998, respectively. The decrease in general and administrative expenses is principally due to expenses totalling $3,500,000 included in the prior year quarter related to the separation of a former senior executive of the Company. These expenses included $1,500,000 for the forgiveness of a loan made to the former senior executive in 1995, $1,000,000 for the payment of the former senior executive's salary and benefits through December 31, 1998, and $1,000,000 for the cancellation of stock options which were exercisable by the former senior executive.

      The elements discussed above combined to result in operating income of $3,567,000 for the quarter ended September 30, 1998 compared to an operating loss of $7,906,000 for the quarter ended September 30, 1997.

                                   (Continued)

Year 2000

The Company is in the process of assessing the functionality of both its information technology ("IT") and non-IT systems with respect to the "year 2000" millenium change. The Company utilizes two primary IT systems: the corporate office system, which includes the general ledger and related applications, and the point-of-sale system, which is used at each of the 555 Company-owned centres in North America to record sales to customers. With respect to the corporate office system, the Company has determined that its current system, implemented in 1991, is not year 2000 compliant. Accordingly, the Company accelerated the planned replacement of this system by purchasing new corporate office system software in the first quarter of fiscal 1999. The implementation process for this new system has begun and the Company expects the implementation to be completed by April 1, 1999. The cost of the new corporate office system software of $189,000 was capitalized and is being amortized over the five year estimated useful life of the new software. The cost of new hardware, which will be purchased in the second quarter of fiscal 1999, necessary to install the new corporate office system is estimated to be $200,000 and will be depreciated over the five year estimated useful life of the new hardware. Additional implementation costs, comprised principally of external consultants, are estimated to be $380,000 and will be expensed as incurred in fiscal 1999. With respect to the point-of-sale system, there are two basic components: the software and the hardware. The point-of-sale software continues to be assessed. Estimated costs to modify this software to effect year 2000 compliance totalling approximately $150,000 will be expensed as incurred in fiscal 1999. The point-of-sale hardware is essentially a personal computer ("PC") network consisting of a file server and three PCs at the Company-owned and franchised centres in North America. The Company is conducting an analysis of the hardware at these centres for year 2000 compliance. This analysis is expected to be completed by December 31, 1998. A preliminary estimate of the cost to both modify certain hardware and replace other hardware is approximately $4,000 per Company-owned centre, or $2,236,000 in aggregate. The Company expects that substantially all of these hardware costs will be incurred prior to the planned completion date of May 31, 1999 and that substantially all of these costs will be capitalized and depreciated over their estimated useful life of five years. With respect to non-IT systems, the Company is assessing its embedded systems contained in the corporate office building and centre locations. This assessment is principally focusing on the Company's telephone system hardware and software. The Company plans to complete the assessment of non-IT systems by December 31, 1998. The final area of significance pertaining to the Company's year 2000 planning relates to third parties with whom the Company transacts business. This includes the Company's food suppliers, banks, advertising agencies, telecommunications suppliers, and utility providers. The Company is sending written questionnaires to significant suppliers and vendors in an effort to assess their year 2000 readiness and the effect these third parties could have on the Company. The Company plans to maintain communication with significant suppliers and vendors with respect to this issue.

      As detailed above, the Company estimates that approximately $3,155,000 will be expended in connection with year 2000 compliance. The Company expects that its cash flow from operations, together with cash, cash equivalents and short-term investments currently on hand, will be sufficient to fund these disbursements. Costs incurred through September 30, 1998 related to year 2000 compliance totalled $346,000, of which $271,000 was expended in the quarter ended September 30, 1998 principally comprised of the new corporate office system software and external consultants. The Company does not separately track the internal costs, principally compensation costs for the Information Systems department, incurred with respect to the year 2000 project.

                                   (Continued)


      Although the Company believes that its planning, as detailed above, will enable the Company to be adequately prepared for the year 2000, a contingency plan is also being developed. With respect to the point-of-sale system, the Company has a manual back-up system which is currently used during computer downtimes and was the Company's primary point-of-sale system from the Company's inception in 1983 through 1990. The Company believes that this manual point-of-sale system could be utilized in the event of a delay in the implementation of the plan to have the point-of-sale system year 2000 compliant during 1999. With respect to the corporate office system, the Company believes that a third party provider of data processing services could provide the basic services necessary for the Company to maintain adequate books and records, similar to the methodology utilized by the Company prior to 1991. The Company expects to have the specific third party provider to be utilized as a contingency plan identified by March 31, 1999.

       The statements set forth above relating to the Company's analysis and plans with respect to the year 2000 issue in many cases constitute forward-looking statements which are necessarily speculative. Actual results may differ materially from those described above. The factors which could cause actual results to differ materially include, without limitation, the following: the Company's assessment of the impact of year 2000 is not complete and further analysis and study, as well as the testing and implementation of planned solutions, could disclose additional remedial work, with the resultant additional time and expense, necessary to permit the Company's IT and non-IT systems to be year 2000 compliant; third party consultants and software and hardware suppliers could fail to meet timetables and projected cost estimates; third party suppliers of products and services to the Company could make mistakes in their advice to the Company with respect to their year 2000 readiness, and their failure to be year 2000 compliant could have a material adverse effect on the Company; the Company's estimates of the periods of time and costs necessary to complete certain analysis and implementation could be impacted by future events and conditions such as a shortage of personnel, including Company employees and outside consultants, to perform the necessary analysis and remediation work.


Legal Proceedings

      The Company along with other weight loss programs and certain pharmaceutical companies has been named as a defendant in an action filed in the Circuit Court for the Eleventh Judicial Circuit in Pickens County, Alabama (the "Alabama Litigation"). The action was commenced in August 1997 by three plaintiffs who are seeking to maintain the action as a class action on behalf of all persons in the United States and United States Territories who have suffered or may in the future suffer injury due to the administration of phentermine, fenfluramine (commonly known as "phen-fen" when taken together) and/or dexfenfluramine (trade name "Redux"), which were manufactured or sold by the defendants. The complaint includes claims against the Company and other defendants, acting separately and in concert, for alleged unlawful and tortious acts, including sale of allegedly dangerous and defective products, negligent marketing and distribution, failure to warn of the risks associated with the weight loss medications, breach of warranty, fraud, and negligent misrepresentation. The complaint seeks compensatory and punitive damages in unspecified amounts and equitable relief including the establishment of a medical fund to cover future medical expenses resulting from the use of the weight loss medications, and a requirement that the defendants adequately warn the public of the risks associated with use of the weight loss medications.

                                   (Continued)



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


Financial Condition

      At September 30, 1998, the Company had cash, cash equivalents, and short-term investments totalling $43,203,000 compared to $43,360,000 at June 30, 1998. The Company believes that its cash, cash equivalents, and short-term investments and its cash flow from operations will be adequate for its needs in the foreseeable future.


Recent Accounting Pronouncement

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the manner in which public business enterprises report information about operating segments and also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for years beginning after December 15, 1997.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to a variety of risks, including changes in interest rates affecting the return on its investments and the cost of its debt, and foreign currency fluctuations.

      At September 30, 1998, the Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. The Company also maintains a short-term investment portfolio containing financial instruments with original maturities of greater than three months but less than twelve months. These financial instruments, principally comprised of high quality commercial paper, are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate 10 percent increase in interest rates would not have a material effect on the Company's financial condition or results of operations. The Company has not used derivative financial instruments in its investment portfolio.

       The Company's only long-term debt at September 30, 1998 is comprised of a note payable to a bank, secured by the Company's corporate office building, with a total balance of $5,669,000. The note bears interest at the London Interbank Offered Rate plus one percent, with quarterly interest rate adjustments. Due to the relative immateriality of the note payable, an immediate 10 percent change in interest rates would not have a material effect on the Company's financial condition or results of operations.

Approximately 15% of the Company's revenues for the quarter ended September 30, 1998 were generated from foreign operations, located principally in Australia and Canada. In the quarter ended September 30, 1998, the Company was subjected to a 17% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar compared to the quarter ended September 30, 1997. In October, 1998 the Company entered into a foreign exchange put option for Australian dollars at a strike price of $.60 which expires on June 30, 1999. The Company may, from time to time, enter into similar agreements to protect the Company from foreign currency fluctuations.

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


                                       JENNY CRAIG, INC.



                                       By:   /S/ Michael L. Jeub
                                          --------------------------------------
                                          Michael L. Jeub
                                          Senior Vice President,
                                          Chief Financial Officer, and Treasurer



Date:  November 12, 1998