Form 10-Q
period 1998-12-31
CRAIG JENNY INC /DE
filed 1999-02-16
CIK 878865

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter Ended December 31, 1998 Commission File No. 001-10887



                                JENNY CRAIG, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                 33-0366188
    (State of Incorporation)            (I.R.S. Employer Identification No.)


                11355 NORTH TORREY PINES ROAD, LA JOLLA, CA 92037
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)



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

                                 Yes [X] No [ ]

        Number of shares of common stock, $.000000005 par value, outstanding as of the close of business on February 8, 1999- 20,688,971.

ITEM 1. FINANCIAL STATEMENTS


                       JENNY CRAIG, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                  June 30,     December 31,
                                                                    1998           1998
                                                                  --------     ------------
                                                                                (unaudited)
ASSETS
Cash and cash equivalents .................................       $ 42,124          38,302
Short-term investments ....................................          1,236           2,489
Accounts receivable, net ..................................          2,617           2,643
Inventories ...............................................         14,469          17,324
Prepaid expenses and other assets .........................         12,548          15,086
                                                                  --------         -------
         Total current assets .............................         72,994          75,844
Cost of reacquired area franchise rights, net .............          8,419           8,007
Property and equipment, net ...............................         24,832          24,145
                                                                  --------         -------
                                                                  $106,245         107,996
                                                                  ========         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ..........................................         15,256          19,583
Accrued liabilities .......................................         19,399          16,331
Deferred service revenue ..................................         10,278           8,777
                                                                  --------         -------
         Total current liabilities ........................         44,933          44,691
Note payable ..............................................          5,526           5,431
                                                                  --------         -------
                Total liabilities .........................         50,459          50,122
Stockholders' equity:
Common stock $.000000005 par value, 100,000,000 shares
  authorized; 27,580,260 shares issued; 20,688,971 shares
  outstanding at June 30, 1998 and December 31,1998 .......             --              --
Additional paid-in capital ................................         71,622          71,622
Retained earnings .........................................         57,179          59,252
Accumulated other comprehensive income ....................          1,747           1,762
Treasury stock, at cost:  6,891,289 shares at June 30, 1998
  and December 31, 1998 ...................................        (74,762)        (74,762)
                                                                  --------         -------
     Total stockholders' equity ...........................         55,786          57,874
Commitments and contingencies .............................
                                                                  --------         -------
                                                                  $106,245         107,996
                                                                  ========         =======



     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   ($ in thousands, except per share amounts)

                                                          Three Months Ended             Six Months Ended
                                                             December 31,                  December 31,
                                                        -----------------------       -----------------------
                                                         1997         1998              1997            1998
                                                         ----         ----            ------            -----
Revenues:
  Company-owned operations:
    Product sales ................................      $ 66,588         64,193        140,167        139,185
    Service revenue ..............................         5,053          3,869         10,499          7,951
                                                        --------       --------       --------       --------
                                                          71,641         68,062        150,666        147,136
                                                        --------       --------       --------       --------
  Franchise operations:
    Product sales ................................         5,984          5,235         12,656         10,961
    Royalties ....................................         1,213            951          2,220          1,777
    Initial franchise fees .......................             5              5              5              5
                                                        --------       --------       --------       --------
                                                           7,202          6,191         14,881         12,743
                                                        --------       --------       --------       --------
        Total revenues ...........................        78,843         74,253        165,547        159,879
                                                        --------       --------       --------       --------

Costs and expenses:
  Company-owned operations:
    Product ......................................        64,389         62,394        140,045        131,274
    Service ......................................         3,554          2,786          7,765          5,526
                                                        --------       --------       --------       --------
                                                          67,943         65,180        147,810        136,800
                                                        --------       --------       --------       --------
  Franchise operations:
    Product ......................................         4,426          3,516          9,415          7,446
    Other ........................................           385            534          1,029          1,085
                                                        --------       --------       --------       --------
                                                           4,811          4,050         10,444          8,531
                                                        --------       --------       --------       --------
                                                           6,089          5,023          7,293         14,548
General and administrative expenses ..............         5,929          6,176         15,039         12,134
                                                        --------       --------       --------       --------
       Operating income (loss) ...................           160         (1,153)        (7,746)         2,414
Other income, net, principally interest ..........           297            466            646            931
                                                        --------       --------       --------       --------
       Income (loss) before taxes ................           457           (687)        (7,100)         3,345
Provision (credit) for income taxes ..............           174           (270)        (2,766)         1,272
                                                        --------       --------       --------       --------
       Net income (loss) .........................      $    283           (417)        (4,334)         2,073
                                                        ========       ========       ========       ========
       Basic and  diluted  net income  (loss) per
       share ...................................        $    .01           (.02)          (.21)           .10
                                                        ========       ========       ========       ========





     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                     Six Months Ended
                                                                       December 31,
                                                                  -----------------------
                                                                    1997            1998
                                                                  ------           ------
Cash flows from operating activities:
    Net income (loss) ......................................      $ (4,334)         2,073
    Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
    Depreciation and amortization ..........................         3,477          2,701
    Decrease in other assets - forgiveness of officer loan .         1,500           --
    Loss on disposal of property and equipment .............           664            203
   (Increase) decrease in:
              Accounts receivable ..........................          (159)           (26)
              Inventories ..................................        (3,494)        (2,855)
              Prepaid expenses and other assets ............         1,901         (2,538)
   Increase (decrease) in:
              Accounts payable .............................         1,620          4,327
              Accrued liabilities ..........................          (968)        (3,068)
              Income taxes payable .........................        (4,050)          --
              Deferred service revenue .....................        (4,008)        (1,501)
                                                                  --------       --------
                    Net cash used in operating activities ..        (7,851)          (684)
                                                                  --------       --------

Cash flows from investing activities:
  Purchase of property and equipment .......................        (3,630)        (1,805)
  Purchase of short-term investments .......................        (8,363)        (4,295)
  Proceeds from maturity of short-term investments .........         3,644          3,042
  Payment for acquisition of franchised centres ............          (145)          --
                                                                  --------       --------
                    Net cash used in investing activities ..        (8,494)        (3,058)
                                                                  --------       --------

Cash flows from financing activities:
   Principal payments on note payable ......................           (95)           (95)
   Proceeds from exercise of stock options .................             7           --
                                                                  --------       --------
                    Net cash used in financing activities ..           (88)           (95)
                                                                  --------       --------
   Effect of exchange rate changes on cash and cash
     equivalents ...........................................        (1,340)            15
                                                                  --------       --------
   Net decrease in cash and cash equivalents ...............       (17,773)        (3,822)
   Cash and cash equivalents at beginning of period ........        37,439         42,124
                                                                  --------       --------
   Cash and cash equivalents at end of period ..............      $ 19,666         38,302
                                                                  ========       ========
Supplemental disclosure of cash flow information:
   Income taxes paid .......................................      $  3,863             --
   Acquisition of franchised centres:
      Cancellation of accounts receivable ..................      $    256             --
      Fair value of assets acquired ........................      $    401             --
      Liabilities assumed ..................................      $     --             --

     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998


1. The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for the full year. These financial statements should be read in conjunction with the June 30, 1998 consolidated financial statements.

2.  The weighted average number of shares used to calculate basic net income
(loss) per share was 20,688,071 and 20,688,971 for the quarters ended December 31, 1997 and 1998, respectively, and 20,687,942 and 20,688,971 for the six months ended December 31, 1997 and 1998, respectively. The impact of outstanding stock options during the periods presented did not create a difference between calculated basic net income (loss) per share and diluted net income (loss) per share. Stock options had the effect of increasing the number of shares used in the calculation of diluted net income per share by application of the treasury stock method by 81,592 shares for the quarter ended December 31, 1997 and 5,584 shares for the six months ended December 31, 1998. The calculation of diluted net loss per share for the six months ended December 31, 1997 and the quarter ended December 31, 1998 was not applicable as inclusion of the effect of stock options would be antidilutive; however, an additional 64,201 shares and 5,983 shares would have been included in the calculation of diluted net income (loss) per share for the six months ended December 31, 1997 and the quarter ended December 31, 1998, respectively.

3. During the quarter ended September 30, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income (loss) for the three and six months ended December 31, 1997 and 1998 presented below includes foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency items.

                                               Three Months Ended            Six Months Ended
                                                   December 31,                 December 31,
                                              ----------------------      ----------------------
                                               1997            1998         1997           1998
                                              ------          ------      -------         ------
Net income (loss) ......................      $   283          (417)       (4,334)        2,073
Foreign currency translation adjustments       (1,473)          512        (2,019)           15
                                              -------       -------       -------        ------
  Comprehensive income (loss) ..........      $(1,190)           95        (6,353)        2,088
                                              =======       =======       =======        ======

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

Quarter Ended December 31, 1998 as Compared to Quarter Ended December 31, 1997

        Revenues from United States Company-owned operations decreased 6% from $59,869,000 for the quarter ended December 31, 1997 to $56,238,000 for the quarter ended December 31, 1998. The average number of United States Company-owned centres in operation decreased 5% from an average of 553 centres for the quarter ended December 31, 1997 to an average of 528 for the quarter ended December 31, 1998. The decrease in the number of United States Company-owned Centres reflects the net closure of 26 Centres between the periods. At December 31, 1998 there were 527 United States Company-owned Centres in operation. Average revenue per United States Company-owned Centre decreased 1% from $108,000 for the quarter ended December 31, 1997 to $107,000 for the quarter ended December 31, 1998. Service revenue from United States Company-owned operations for the quarter ended December 31, 1998 decreased 27%, from $4,302,000 to $3,134,000 for the quarters ended December 31, 1997 and 1998, respectively. This decrease in service revenues was principally due to a 16% decrease in the number of new participants enrolled in the Program during the quarter ended December 31, 1998 compared to the quarter ended December 31, 1997, and a decrease in the number of new enrollments in the periods preceding the December 1998 quarter compared to the December 1997 quarter. Product sales, which consists primarily of food products, from United States Company-owned operations decreased 4% from $55,567,000 for the quarter ended December 31, 1997 to $53,104,000 for the quarter ended December 31, 1998. This decrease was principally due to a 5% decrease in the number of active clients between the periods. Revenues from foreign Company-owned operations were substantially the same at $11,772,000 for the quarter ended December 31, 1997 compared to $11,824,000 for the quarter ended December 31, 1998, despite a 9% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar between the periods. There were 107 foreign Company-owned Centres at December 31, 1997 compared to 110 at December 31, 1998.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



        Costs and expenses of United States Company-owned operations decreased 4% from $58,153,000 to $55,748,000 for the quarters ended December 31, 1997 and 1998, respectively. The decrease in costs and expenses for the quarter ended December 31, 1998 reflects the decreased variable costs related to the lower level of operations and the decreased fixed costs associated with the decrease in the number of United States Company-owned centres in operation. Costs and expenses of United States Company-owned operations as a percentage of United States Company-owned revenues increased from 97% to 99% between the periods principally due to the higher proportion of fixed costs when compared to the reduced level of revenues. After including the allocable portion of general and administrative expenses, United States Company-owned operations incurred an operating loss of $4,069,000 for the quarter ended December 31, 1998 compared to an operating loss of $2,531,000 for the quarter ended December 31, 1997. Costs and expenses of foreign Company-owned operations decreased 4% from $9,790,000 to $9,432,000 for the quarters ended December 31, 1997 and 1998, respectively, due to the 9% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar between the periods. After including the allocable portion of general and administrative expenses, foreign Company-owned operations had operating income of $1,796,000 for the quarter ended December 31, 1998 compared to operating income of $1,313,000 for the quarter ended December 31, 1997.

        Revenues from franchise operations decreased 14% from $7,202,000 to $6,191,000 for the quarters ended December 31, 1997 and 1998, respectively. This decline was principally due to a 4% decrease in the average number of franchise centres in operation between the periods and a decrease in the number of new participants enrolled in the program at franchise centres, resulting in reduced product sales and royalties. The decrease in the average number of franchise Centres reflects the Company's acquisition of two centres from a franchisee and the net closure of four franchised centres between the periods. At December 31, 1998 there were 132 franchised centres in operation.

        Costs and expenses of franchised operations, which consist primarily of product costs, decreased 16% from $4,811,000 to $4,050,000 for the quarters ended December 31, 1997 and 1998, respectively, principally because of the reduced level of franchise operations. Franchise costs and expenses as a percentage of franchise revenues remained relatively constant at 67% and 65% for the quarters ended December 31, 1997 and 1998, respectively.

        General and administrative expenses increased 4% from $5,929,000 to $6,176,000 and increased from 7.5% to 8.3% of total revenues for the quarters ended December 31, 1997 and 1998, respectively.

        The elements discussed above combined to result in an operating loss of $1,153,000 for the quarter ended December 31, 1998 compared to operating income of $160,000 for the quarter ended December 31, 1997.

        Other income, net, principally interest, increased 57% from $297,000 to $466,000 for the quarters ended December 31, 1997 and 1998, respectively. This increase was principally due to an increase in the average balance of cash investments between the periods.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Six Months Ended December 31, 1998 as Compared to Six Months Ended December 31, 1997

        Revenues from United States Company-owned operations decreased 2% from $126,086,000 for the six months ended December 31, 1997 to $123,725,000 for the six months ended December 31, 1998. The average number of United States Company-owned centres in operation decreased 4% from an average of 551 centres for the six months ended December 31, 1997 to an average of 529 centres for the six months ended December 31, 1998. The decrease in the number of United States Company-owned Centres reflects the net closure of 26 centres between the periods. At December 31, 1998 there were 527 United States Company-owned Centres in operation. Average revenue per United States Company-owned Centre increased 2% from $229,000 for the six months ended December 31, 1997 to $234,000 for the six months ended December 31, 1998. Service revenue from United States Company-owned operations for the six months ended December 31, 1998 decreased 27%, from $8,919,000 to $6,527,000 for the six months ended December 31, 1997 and 1998, respectively. This decrease in service revenue was primarily due to a 14% decrease in the number of new participants enrolled in the Program during the six months ended December 31, 1998 compared to the six months ended December 31, 1997 and is the principal reason for the decrease in deferred service revenue on the accompanying balance sheet. Product sales, which consists primarily of food products, from United States Company-owned operations remained relatively constant at $117,167,000 for the six months ended December 31, 1997 compared to $117,198,000 for the six months ended December 31, 1998. Revenues from foreign Company-owned operations decreased 5% from $24,580,000 to $23,411,000 for the six months ended December 31, 1997 and 1998, respectively, due to a 13% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar between the periods. There were 107 foreign Company-owned Centres at December 31, 1997 compared to 110 at December 31, 1998.

        Costs and expenses of United States Company-owned operations decreased 8% from $127,509,000 to $117,811,000 for the six months ended December 31, 1997 and 1998, respectively. Costs and expenses of United States Company-owned operations in the prior year period included $2,437,000 of costs related to the weight loss medication program which was terminated in August 1997 and $3,047,000 of additional advertising expenses associated with the launch of the Company's ABC weight management program. The decrease in costs and expenses of United States Company-owned operations for the six months ended December 31, 1998 reflects the absence of these costs and expenses and the reduced fixed costs associated with the decreased number of centres. Costs and expenses of United States Company-owned operations as a percentage of United States Company-owned revenues decreased from 101% to 95% between the periods principally due to the absence of these costs and expenses. After including the allocable portion of general and administrative expenses, United States Company-owned operations incurred an operating loss of $2,995,000 for the six months ended December 31, 1998 compared to an operating loss of $12,511,000 for the six months ended December 31, 1997. Costs and expenses of foreign Company-owned operations decreased 6% from $20,301,000 to $18,989,000 for the six month periods ended December 31, 1997 and 1998, respectively, principally because of the 13% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar between the periods. After including the allocable portion of general and administrative expenses, foreign Company-owned operations had operating income of $3,217,000 for the six months ended December 31, 1998 compared to operating income of $2,861,000 for the six months ended December 31, 1997.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

        Revenues from franchise operations decreased 14% from $14,881,000 to $12,743,000 for the six months ended December 31, 1997 and 1998, respectively. This decline was principally due to a 4% decrease in the average number of franchise Centres in operation between the periods and a decrease in the number of new participants enrolled in the Program at franchised Centres resulting in reduced product sales and royalties. The decrease in the average number of franchise Centres reflects the Company's acquisition of two Centres from franchisees and the net closure of four franchised centres between the periods. At December 31, 1998 there were 132 franchised centres in operation.

        Costs and expenses of franchised operations, which consist primarily of product costs, decreased 18% from $10,444,000 to $8,531,000 for the six month periods ended December 31, 1997 and 1998, respectively, principally because of the reduced level of franchise operations. The decrease in franchise costs and expenses as a percentage of franchise revenues from 70% to 67% for the six months ended December 31, 1997 and 1998, respectively, was principally due to a reduction in national advertising, a portion of which is allocated to franchise operations.

        General and administrative expenses decreased 19% from $15,039,000 to $12,134,000 and decreased from 9.1% to 7.6% of total revenues for the six months ended December 31, 1997 and 1998, respectively. The decrease in general and administrative expenses is principally due to expenses totalling $3,500,000 included in the prior year period related to the separation of a former senior executive of the Company. These expenses included $1,500,000 for the forgiveness of a loan made to the former senior executive in 1995, $1,000,000 for the payment of the former senior executive's salary and benefits through December 31, 1998, and $1,000,000 for the cancellation of stock options which were exercisable by the former senior executive.

        The elements discussed above combined to result in operating income of $2,414,000 for the six months ended December 31, 1998 compared to an operating loss of $7,746,000 for the six months ended December 31, 1997.

        Other income, net, principally interest, increased 44% from $646,000 to $931,000 for the six months ended December 31, 1997 and 1998, respectively. This increase was principally due to an increase in the average balance of cash investments between the periods.

Year 2000

      The Company is in the process of assessing the functionality of both its information technology ("IT") and non-IT systems with respect to the "year 2000" millenium change. The Company utilizes two primary IT systems: the corporate office system, which includes the general ledger and related applications, and the point-of-sale system, which is used at each of the 553 Company-owned centres in North America to record sales to customers. With respect to the corporate office system, the Company has determined that its current system, implemented in 1991, is not year 2000 compliant. Accordingly, the Company accelerated the planned replacement of this system by purchasing new corporate office system software in the first quarter of fiscal 1999. The implementation process for this new system has begun and the Company expects the implementation to be completed by April 1, 1999. The cost of the new corporate office system software of $189,000 was capitalized and is being amortized over the five year estimated useful life of the new software. The cost of new hardware, which was purchased in January 1999, necessary to install the new corporate office system is $201,000 and will be depreciated over the five year estimated useful life of the

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

new hardware. Additional implementation costs, comprised principally of external consultants, are estimated to be $550,000 and will be expensed as incurred in fiscal 1999. With respect to the point-of-sale system, there are two basic components: the software and the hardware. The point-of-sale software has been assessed and estimated costs to modify this software to effect year 2000 compliance totalling approximately $410,000 will be expensed as incurred in fiscal 1999. The point-of-sale hardware is essentially a personal computer ("PC") network consisting of a file server and four PCs at each of the Company-owned and franchised centres in North America. The Company has completed its analysis of the hardware at these centres and has concluded, based on a study performed by an independent consultant engaged by the Company, that substantially all of this hardware will require replacement. The Company previously believed that a substantial portion of this hardware could be modified to effect year 2000 compliance at a much lesser cost. The estimated cost to replace and install this hardware is approximately $15,000 per Company-owned centre, or $8,295,000 in aggregate compared to the Company's preliminary estimate of $4,000 per centre, or $2,236,000 in aggregate. The Company expects that substantially all of these hardware costs will be incurred prior to the new planned completion date of November 30, 1999 and that substantially all of these costs will be capitalized and depreciated over their estimated useful life of five years. With respect to non-IT systems, the Company is assessing its embedded systems contained in the corporate office building and centre locations. This assessment is principally focusing on the Company's telephone system hardware and software. The Company plans to complete the assessment of non-IT systems by March 31, 1999. The final area of significance pertaining to the Company's year 2000 planning relates to third parties with whom the Company transacts business. This includes the Company's food suppliers, banks, advertising agencies, telecommunications suppliers, and utility providers. The Company is sending written questionnaires to significant suppliers and vendors in an effort to assess their year 2000 readiness and the effect these third parties could have on the Company. The Company plans to maintain communication with significant suppliers and vendors with respect to this issue.

      As detailed above, the Company estimates that approximately $9,645,000 will be expended in connection with year 2000 compliance. The Company expects that available financing sources, together with cash, cash equivalents and short-term investments currently on hand, will be sufficient to fund these disbursements. Costs incurred through December 31, 1998 related to year 2000 compliance totalled $579,000, of which $232,000 was expended in the quarter ended December 31, 1998 principally comprised of external consultants. The Company does not separately track the internal costs, principally compensation costs for the Information Systems department, incurred with respect to the year 2000 project.

      Although the Company believes that its planning, as detailed above, will enable the Company to be adequately prepared for the year 2000, a contingency plan is also being developed. With respect to the point-of-sale system, the Company has a manual back-up system which was the Company's primary point-of-sale system from the Company's inception in 1983 through 1990. The Company believes that this manual point-of-sale system could be utilized in the event of a delay in the implementation of the plan to have the point-of-sale system year 2000 compliant during 1999. With respect to the corporate office system, the Company believes that a third party provider of data processing services could provide the basic services necessary for the Company to maintain adequate books and records, similar to the methodology utilized by the Company prior to 1991. The Company expects to have the specific third party provider to be utilized as a contingency plan identified by March 31, 1999.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

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

Financial Condition

        At December 31, 1998, the Company had cash, cash equivalents and short-term investments totalling $40,791,000 compared to $43,360,000 at June 30, 1998, reflecting a decrease during the six month period ended December 31, 1998 of $2,569,000. This decrease was principally due to a $2,855,000 increase in inventory associated with the January 1999 introduction of a new program and purchases of property and equipment totalling $1,805,000. The Company believes that its cash, cash equivalents and short-term investments and its cash flow from operations are adequate for its needs in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to a variety of risks, including changes in interest rates affecting the return on its investments and the cost of its debt, and foreign currency fluctuations.

        At December 31, 1998, the Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. The Company also maintains a short-term investment portfolio containing financial instruments with original maturities of greater than three months but less than twelve months. These financial instruments, principally comprised of high quality commercial paper, are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate 10 percent increase in interest rates would not have a material effect on the Company's financial condition or results of operations. The Company has not used derivative financial instruments in its investment portfolio.

        The Company's only long-term debt at December 31, 1998 is comprised of a note payable to a bank, secured by the Company's corporate office building, with a total balance of $5,621,000. The note bears interest at the London Interbank Offered Rate plus one percent, with quarterly interest rate adjustments. Due to the relative immateriality of the note payable, an immediate 10 percent change in interest rates would not have a material effect on the Company's financial condition or results of operations.

        Approximately 18% of the Company's revenues for the quarter ended December 31, 1998 were generated from foreign operations, located principally in Australia and Canada. In the quarter ended December 31, 1998, the Company was subjected to a 9% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar compared to the quarter ended December 31, 1997. In October, 1998 the Company entered into a foreign exchange put option for 9,000,000 Australian dollars at a strike price of $.60 which expires on June 30, 1999. The Company may, from time to time, enter into similar agreements to protect the Company from foreign currency fluctuations.

PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's 1998 Annual Meeting of Stockholders was held on November 5, 1998. At the meeting the stockholders of the Company elected the six incumbent directors for terms of one year each and until their successors are duly elected and qualified and ratified the appointment of KPMG LLP as the independent certified public accountants of the Company and its subsidiaries for the fiscal year ending June 30, 1999.

         The results of the vote to elect the six directors were as follows:

                                SHARES VOTED         SHARES FOR WHICH
NAME                                FOR            AUTHORITY WAS WITHHELD
----                           --------------      ----------------------
Sidney Craig                   20,209,573                23,531
Jenny Craig                    20,209,874                23,231
Scott Bice                     20,210,174                22,931
Marvin Sears                   20,210,174                22,931
Andrea Van de Kamp             20,209,824                23,281
Robert Wolf                    20,210,174                22,931


         The results of the vote to ratify the appointment of KPMG LLP as independent certified public accountants of the Company and its subsidiaries for the fiscal year ending June 30, 1999 were as follows:


     SHARES VOTED FOR         SHARES VOTED AGAINST       SHARES ABSTAINING
     -----------------        --------------------       -----------------
        20,219,029                   5,695                     8,381


There were no broker non-votes on any of the matters submitted to a vote of security holders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits

               10.1 Agreement dated as of November 2, 1998 between Jenny Craig, Inc. and Roberta C. Baade.

               10.2 Agreement dated as of December 3, 1998 between Jenny Craig, Inc. and Philip Voluck.

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



Date: February 11, 1999