Form 10-Q
period 1999-03-31
CRAIG JENNY INC /DE
filed 1999-05-17
CIK 878865

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For the Quarter Ended March 31, 1999 Commission File No. 001-10887



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

                                           Yes [X] No [ ]

        Number of shares of common stock, $.000000005 par value, outstanding as of the close of business on May 7, 1999- 20,688,971.

ITEM 1.     FINANCIAL STATEMENTS


                       JENNY CRAIG, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                   June 30,      March 31,
                                                                     1998          1999
                                                                 ----------     -----------
                                                                                (unaudited)
ASSETS
Cash and cash equivalents .................................     $  42,124         36,410
Short-term investments ....................................         1,236          3,388
Accounts receivable, net ..................................         2,617          3,055
Inventories ...............................................        14,469         20,534
Prepaid expenses and other assets .........................        12,548         14,623
                                                                ---------      ---------
         Total current assets .............................        72,994         78,010
Cost of reacquired area franchise rights, net .............         8,419          7,819
Property and equipment, net ...............................        24,832         24,240
                                                                ---------      ---------
                                                                $ 106,245        110,069
                                                                =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ..........................................        15,256         18,558
Accrued liabilities .......................................        19,399         16,555
Deferred service revenue ..................................        10,278         10,157
                                                                ---------      ---------
               Total current liabilities ..................        44,933         45,270
Note payable ..............................................         5,526          5,384
                                                                ---------      ---------
               Total liabilities ..........................        50,459         50,654
Stockholders' equity:
Common stock $.000000005 par value, 100,000,000 shares
  authorized; 27,580,260 shares issued; 20,688,971 shares
  outstanding  at June 30, 1998 and  March 31,1999 ........            --             --
Additional paid-in capital ................................        71,622         71,622
Retained earnings .........................................        57,179         60,318
Accumulated other comprehensive income ....................         1,747          2,237
Treasury stock, at cost:  6,891,289 shares at June 30, 1998
  and March 31, 1999 ......................................       (74,762)       (74,762)
                                                                ---------      ---------
     Total stockholders' equity ...........................        55,786         59,415
Commitments and contingencies
                                                                ---------      ---------
                                                                $ 106,245        110,069
                                                                =========      =========



     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   ($ in thousands, except per share amounts)


                                                   Three Months Ended        Nine Months Ended
                                                        March 31,                 March 31,
                                                 -----------------------    ----------------------
                                                   1998         1999         1998         1999
                                                 --------     --------     --------      --------
Revenues:
  Company-owned operations:
    Product sales ..........................     $ 80,386       73,429      220,553       212,614
    Service revenue ........................        4,957        4,099       15,456        12,050
                                                 --------     --------     --------      --------
                                                   85,343       77,528      236,009       224,664
                                                 --------     --------     --------      --------
  Franchise operations:
    Product sales ..........................        6,636        6,037       19,292        16,998
    Royalties ..............................        1,128          994        3,348         2,771
    Initial franchise fees .................           25           --           30             5
                                                 --------     --------     --------      --------
                                                    7,789        7,031       22,670        19,774
                                                 --------     --------     --------      --------
        Total revenues .....................       93,132       84,559      258,679       244,438
                                                 --------     --------     --------      --------
Costs and expenses:
  Company-owned operations:
    Product ................................       75,508       69,100      215,553       200,374
    Service ................................        3,356        2,850       11,121         8,376
                                                 --------     --------     --------      --------
                                                   78,864       71,950      226,674       208,750
                                                 --------     --------     --------      --------
  Franchise operations:
    Product ................................        4,997        4,191       14,412        11,637
    Other ..................................          408          590        1,437         1,675
                                                 --------     --------     --------      --------
                                                    5,405        4,781       15,849        13,312
                                                 --------     --------     --------      --------
                                                    8,863        7,828       16,156        22,376
General and administrative expenses ........        5,863        6,428       20,902        18,562
                                                 --------     --------     --------      --------
       Operating income (loss) .............        3,000        1,400       (4,746)        3,814
Other income, net, principally interest ....          229          317          875         1,248
                                                 --------     --------     --------      --------
       Income (loss) before taxes ..........        3,229        1,717       (3,871)        5,062
Provision (credit) for income taxes ........        1,187          651       (1,579)        1,923
                                                 --------     --------     --------      --------
      Net income (loss) ....................     $  2,042        1,066       (2,292)        3,139
                                                 ========     ========     ========      ========
      Basic and  diluted  net income  (loss)
        per share ..........................     $    .10          .05         (.11)          .15
                                                 ========     ========     ========      ========




     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                                 Nine Months Ended
                                                                                     March 31,
                                                                               -----------------------
                                                                                1998          1999
                                                                                ----          ----
Cash flows from operating activities:
    Net income (loss) ....................................................     $ (2,292)        3,139
    Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Depreciation and amortization ........................................        5,270         4,110
    Decrease in other assets - forgiveness of officer loan ...............        1,500            --
    Loss on disposal of property and equipment ...........................          959           209
   (Increase) decrease in:
              Accounts receivable ........................................          (42)         (438)
              Inventories ................................................        1,718        (6,065)
              Prepaid expenses and other assets ..........................        2,299        (2,075)
   Increase (decrease) in:
              Accounts payable ...........................................         (431)        3,302
              Accrued liabilities ........................................          516        (2,844)
              Income taxes payable .......................................       (4,050)           --
              Deferred service revenue ...................................       (3,262)         (121)
                                                                               --------      --------
                       Net cash provided by (used in) operating activities        2,185          (783)
                                                                               --------      --------

Cash flows from investing activities:
   Purchase of property and equipment ....................................       (4,442)       (3,128)
  Purchase of short-term investments .....................................       (8,363)       (6,033)
  Proceeds from maturity of short-term investments .......................        8,653         3,881
   Payment for acquisition of franchised centres .........................         (145)           --
                                                                               --------      --------
                       Net cash used in investing activities .............       (4,297)       (5,280)
                                                                               --------      --------

Cash flows from financing activities:
   Principal payments on note payable ....................................         (142)         (142)
   Proceeds from exercise of stock options ...............................            7            --
                                                                               --------      --------
                       Net cash used in financing activities .............         (135)         (142)
                                                                               --------      --------

Effect of exchange rate changes on cash and cash equivalents .............       (1,059)          491
                                                                               --------      --------
Net decrease in cash and cash equivalents ................................       (3,306)       (5,714)
Cash and cash equivalents at beginning of period .........................       37,438        42,124
                                                                               --------      --------
Cash and cash equivalents at end of period ...............................     $ 34,132        36,410
                                                                               ========      ========

Supplemental disclosure of cash flow information:
   Income taxes paid .....................................................     $  4,546         3,962
   Acquisition of franchised centres:
      Cancellation of accounts receivable ................................     $    256            --
      Fair value of assets acquired ......................................     $    401            --
      Liabilities assumed ................................................     $     --            --

     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999


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

2. The weighted average number of shares used to calculate basic net income
(loss) per share was 20,688,971 for the quarters ended March 31, 1998 and 1999, and 20,688,304 and 20,688,971 for the nine months ended March 31, 1998 and 1999, respectively. The impact of outstanding stock options during the periods presented did not create a difference between calculated basic net income (loss) per share and diluted net income (loss) per share. Stock options had the effect of increasing the number of shares used in the calculation by application of the treasury stock method by 298 shares and 24,324 shares for the quarters ended March 31, 1999 and 1998, respectively, and 772 shares for the nine months ended March 31, 1999. The calculation of diluted net loss per share for the nine months ended March 31, 1998 was not applicable as inclusion of the effect of stock options would be antidilutive; however, an additional 134,866 shares would have been included in the calculation of diluted net income (loss) per share for the nine months ended March 31, 1998.

3. During the quarter ended September 30, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income (loss) for the three and nine months ended March 31, 1998 and 1999 presented below includes foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency items.

                                            Three Months Ended    Nine Months Ended
                                                March 31,              March 31,
                                             -----------------    --------------------
                                              1998       1999       1998       1999
                                             ------     ------     ------      ------
Net income (loss) ......................     $2,042      1,066     (2,292)      3,139
Foreign currency translation adjustments        154        475     (1,865)        490
                                             ------     ------     ------      ------
       Comprehensive income (loss) .....     $2,196      1,541     (4,157)      3,629
                                             ======     ======     ======      ======

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


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

Quarter Ended March 31, 1999 as Compared to Quarter Ended March 31, 1998

        Revenues from United States Company-owned operations decreased 13% from $73,127,000 for the quarter ended March 31, 1998 to $63,566,000 for the quarter ended March 31, 1999. The average number of United States Company-owned centres in operation decreased 3% from an average of 541 centres for the quarter ended March 31, 1998 to an average of 526 for the quarter ended March 31, 1999. The decrease in the number of United States Company-owned centres reflects the closure of 12 centres between the periods. At March 31, 1999 there were 524 United States Company-owned centres in operation. Average revenue per United States Company-owned centre decreased 10% from $135,000 for the quarter ended March 31, 1998 to $121,000 for the quarter ended March 31, 1999. Service revenues from United States Company-owned operations for the quarter ended March 31, 1999 decreased 20%, to $3,341,000 from $4,200,000 for the comparable year earlier period. This decrease in service revenues was principally due to a decrease in the average service fee collected per new participant, offset, in part, by a 6% increase in the number of new participants enrolled in the Program during the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998.

        Product sales, which consists primarily of food products, from United States Company-owned operations decreased 13% from $68,927,000 for the quarter ended March 31, 1998 to $60,225,000 for the quarter ended March 31, 1999. This decrease was principally due to a decrease in the average dollar amount of products purchased per active client as a result of the On-the-Go program, described below, and a 1% decrease in the number of active clients between the periods. In January 1999, the Company introduced a new program option entitled On-the-Go. The On-the-Go program was designed to be a lower cost menu option for clients compared to the Company's traditional program, as well as a more convenient, portable option for today's busy consumers. The

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

On-the-Go program features meal supplements, consisting principally of nutritious bars and smoothie-type drinks, to be used by clients primarily for breakfast and lunch. The client is then able to choose their dinner meal, either from the Company's traditional entrees or from the supermarket. The Company expected that there would be a decrease in the average dollar amount of food products purchased per client, but believed that this decrease would be offset by an increase in the number of active clients enrolled in the program. Initial response to the new program was strong, with nearly one-half of the Company's clients choosing the On-the-Go meal supplements either separately or in combination with the Company's traditional pre-packaged foods. However, the Company was unable to increase the number of new program participants to a level to offset the drop in the average dollar amount of food products purchased per client. The Company continues to offer the On-the-Go program, however it is not emphasized in the Company's advertising.

        Revenues from foreign Company-owned operations increased 14% from $12,216,000 for the quarter ended March 31, 1998 to $13,962,000 for the quarter ended March 31, 1999, despite an 8% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar between the periods. The increase in revenues from foreign Company-owned operations was principally due to an increase in the number of new participants enrolled in the Program in Australia. There were 107 foreign Company-owned centres at March 31, 1998 compared to 110 at March 31, 1999.

        Costs and expenses of United States Company-owned operations decreased 11% from $68,582,000 to $60,901,000 for the quarters ended March 31, 1998 and 1999, respectively. The decrease in costs and expenses for the quarter ended March 31, 1999 reflects the decreased variable costs related to the lower level of operations and the decreased fixed costs associated with the decrease in the number of United States Company-owned centres in operation. Costs and expenses of United States Company-owned operations as a percentage of United States Company-owned revenues increased from 94% to 96% between the periods principally due to the higher proportion of fixed costs when compared to the reduced level of revenues. After including the allocable portion of general and administrative expenses, United States Company-owned operations incurred an operating loss of $2,032,000 for the quarter ended March 31, 1999 compared to operating income of $368,000 for the quarter ended March 31, 1998. Costs and expenses of foreign Company-owned operations increased 7% from $10,282,000 to $11,049,000 for the quarters ended March 31, 1998 and 1999, respectively, principally due to the increased variable costs related to the higher level of operations, partially offset by the 8% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar between the periods. After including the allocable portion of general and administrative expenses, foreign Company-owned operations had operating income of $2,262,000 for the quarter ended March 31, 1999 compared to operating income of $1,260,000 for the quarter ended March 31, 1998.

        Revenues from franchise operations decreased 10% from $7,789,000 to $7,031,000 for the quarters ended March 31, 1998 and 1999, respectively. This decline was principally due to a 4% decrease in the average number of franchise centres in operation between the periods and a decrease in food products sold to participants enrolled in the program at franchise centres, resulting in reduced product sales and royalties. The decrease in the average number of franchise centres reflects the net closure of four franchised centres between the periods. At March 31, 1999 there were 133 franchised centres in operation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

        Costs and expenses of franchised operations, which consist primarily of product costs, decreased 12% from $5,405,000 to $4,781,000 for the quarters ended March 31, 1998 and 1999, respectively, principally because of the reduced level of franchise operations. Franchise costs and expenses as a percentage of franchise revenues remained relatively constant at 69% and 68% for the quarters ended March 31, 1998 and 1999, respectively.

        General and administrative expenses increased 10% from $5,863,000 to $6,428,000 and increased from 6.3% to 7.6% of total revenues for the quarters ended March 31, 1998 and 1999, respectively. This increase was principally due to increased consulting expenses related to the Company's introduction of a line of vitamin products and increased compensation expense.

        The elements discussed above combined to result in operating income of $1,400,000 for the quarter ended March 31, 1999 compared to operating income of $3,000,000 for the quarter ended March 31, 1998.

        Other income, net, principally interest, increased 38% from $229,000 to $317,000 for the quarters ended March 31, 1998 and 1999, respectively. This increase was principally due to an increase in the average balance of cash investments between the periods.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Nine Months Ended March 31, 1999 as Compared to Nine Months Ended March 31, 1998

        Revenues from United States Company-owned operations decreased 6% from $199,213,000 for the nine months ended March 31, 1998 to $187,291,000 for the nine months ended March 31, 1999. The average number of United States Company-owned centres in operation decreased 3% from an average of 547 centres for the nine months ended March 31, 1998 to an average of 528 centres for the nine months ended March 31, 1999. The decrease in the number of United States Company-owned centres reflects the closure of 12 centres between the periods. At March 31, 1999 there were 524 United States Company-owned centres in operation. Average revenue per United States Company-owned centre decreased 2% from $364,000 for the nine months ended March 31, 1998 to $355,000 for the nine months ended March 31, 1999. Service revenue from United States Company-owned operations for the nine months ended March 31, 1999 decreased 25% to $9,868,000 from $13,119,000 for the comparable year earlier period. This decrease in service revenue was primarily due to a 7% decrease in the number of new participants enrolled in the Program between the periods and a decrease in the average service fee collected per new participant. Product sales, which consists primarily of food products, from United States Company-owned operations decreased 5% from $186,094,000 for the nine months ended March 31, 1998 to $177,423,000 for the nine months ended March 31, 1999. This decrease was principally due to a decrease in the average dollar amount of products purchased per active client as a result of the On-the-Go program and a 2% decrease in the number of active clients between the periods. Revenues from foreign Company-owned operations increased 2% from $36,796,000 to $37,373,000 for the nine months ended March 31, 1998 and 1999, respectively, despite a 12% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar between the periods. The increase in revenues from foreign Company-owned operations was principally due to an increase in the number of new participants enrolled in the Program in Australia. There were 107 foreign Company-owned centres at March 31, 1998 compared to 110 at March 31, 1999.

        Costs and expenses of United States Company-owned operations decreased 9% from $196,091,000 to $178,712,000 for the nine months ended March 31, 1998 and 1999, respectively. Costs and expenses of United States Company-owned operations in the prior year period included $2,437,000 of costs related to the weight loss medication program which was terminated in August 1997 and $3,047,000 of additional advertising expenses associated with the launch of the Company's ABC weight management program. The decrease in costs and expenses of United States Company-owned operations for the nine months ended March 31, 1999 reflects the absence of these costs and expenses, the reduced variable costs associated with the lower level of operations, and the reduced fixed costs associated with the decreased number of centres. Costs and expenses of United States Company-owned operations as a percentage of United States Company-owned revenues decreased from 98% to 95% between the periods principally due to the absence of these costs and expenses. After including the allocable portion of general and administrative expenses, United States Company-owned operations incurred an operating loss of $5,027,000 for the nine months ended March 31, 1999 compared to an operating loss of $12,143,000 for the nine months ended March 31, 1998. Costs and expenses of foreign Company-owned operations decreased 2% from $30,583,000 to $30,038,000 for the nine month periods ended March 31, 1998 and 1999, respectively, principally because of the 12% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar between the periods. After including the

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



allocable portion of general and administrative expenses, foreign Company-owned operations had operating income of $5,479,000 for the nine months ended March 31, 1999 compared to operating income of $4,119,000 for the nine months ended March 31, 1998.

        Revenues from franchise operations decreased 13% from $22,670,000 to $19,774,000 for the nine months ended March 31, 1998 and 1999, respectively. This decline was principally due to a decrease in the number of new participants enrolled in the Program at franchised centres resulting in reduced product sales and royalties and a 4% decrease in the average number of franchise centres in operation between the periods. The decrease in the average number of franchise centres reflects the net closure of four franchised centres between the periods. At March 31, 1999 there were 133 franchised centres in operation.

        Costs and expenses of franchised operations, which consist primarily of product costs, decreased 16% from $15,849,000 to $13,312,000 for the nine month periods ended March 31, 1998 and 1999, respectively, principally because of the reduced level of franchise operations. The decrease in franchise costs and expenses as a percentage of franchise revenues from 70% to 67% for the nine months ended March 31, 1998 and 1999, respectively, was principally due to a reduction in national advertising, a portion of which is allocated to franchise operations.

        General and administrative expenses decreased 11% from $20,902,000 to $18,562,000 and decreased from 8.1% to 7.6% of total revenues for the nine months ended March 31, 1998 and 1999, respectively. The decrease in general and administrative expenses is principally due to expenses totalling $3,500,000 included in the prior year period related to the separation of a former senior executive of the Company. These expenses included $1,500,000 for the forgiveness of a loan made to the former senior executive in 1995, $1,000,000 for the payment of the former senior executive's salary and benefits through December 31, 1998, and $1,000,000 for the cancellation of stock options which were exercisable by the former senior executive.

        The elements discussed above combined to result in operating income of $3,814,000 for the nine months ended March 31, 1999 compared to an operating loss of $4,746,000 for the nine months ended March 31, 1998.

        Other income, net, principally interest, increased 43% from $875,000 to $1,248,000 for the nine months ended March 31, 1998 and 1999, respectively. This increase was principally due to an increase in the average balance of cash investments between the periods.


Approval of Xenical

In April 1999, the United States Food and Drug Administration ("FDA") approved Xenical, a prescription drug for the treatment of obesity. Unlike other weight loss drugs (including Redux and fenfluramine which were recalled in September
1997) which are appetite suppressors, Xenical blocks an enzyme in the gastrointestinal tract which decreases absorption of dietary fat by approximately 30%. The FDA approved Xenical for use by the seriously obese, defined by a body mass index (a measure of weight in relation to height) of 30 or more, or 27 or greater by individuals who have related medical conditions, such as high blood pressure, diabetes, or high cholesterol.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

The Company does not currently plan to incorporate Xenical as a program option and cannot estimate the effect that Xenical will have on demand for the Company's products or services; however, prior introductions of weight loss medications have had a material adverse impact on the Company's operating results.


Year 2000

      The Company is in the process of remediating both its information technology ("IT") and non-IT systems with respect to the "year 2000" millenium change. The Company utilizes two primary IT systems: the corporate office system, which includes the general ledger and related applications, and the point-of-sale system, which is used at each of the 550 Company-owned centres in North America to record sales to customers. With respect to the corporate office system, the Company has determined that its current system, implemented in 1991, is not year 2000 compliant. Accordingly, the Company accelerated the planned replacement of this system by purchasing new corporate office system software in the first quarter of fiscal 1999. The implementation process for this new system is nearly complete, with a majority of the new software functions having been placed into service on May 1, 1999, and the Company expects the implementation to be completed by June 1, 1999. The cost of the new corporate office system software of $189,000 was capitalized and is being amortized over the five year estimated useful life of the new software. The cost of new hardware, which was purchased in January 1999, necessary to install the new corporate office system is $201,000 and will be depreciated over the five year estimated useful life of the new hardware. Additional implementation costs, comprised principally of external consultants, are estimated to be $900,000 and will be capitalized as incurred in fiscal 1999.

        With respect to the point-of-sale system, there are two basic components: the software and the hardware. The point-of-sale software has been assessed and estimated costs to modify this software to effect year 2000 compliance totalling approximately $350,000 will be expensed as incurred in fiscal 1999. The point-of-sale hardware is essentially a personal computer ("PC") network consisting of a file server and four PCs at the Company-owned and franchised centres in North America. The Company has completed an analysis of the hardware at these centres and has concluded, based upon a study performed by an independent consultant engaged by the Company, that substantially all of this hardware will require replacement. The Company previously believed that a substantial portion of this hardware could be modified to effect year 2000 compliance at a much lesser cost. The new estimate of the cost to replace and install this hardware is approximately $9,000 per Company-owned centre, or $4,950,000 in aggregate. The Company expects that substantially all of these hardware costs will be incurred prior to the new planned completion date of November 30, 1999 and that substantially all of these costs will be capitalized and depreciated over their estimated useful life of five years.

       With respect to non-IT systems, the Company is assessing its embedded systems contained in the corporate office building and centre locations. This assessment is principally focusing on the Company's telephone system hardware and software. The Company plans to complete the assessment of non-IT systems by June 30, 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

     The final area of significance pertaining to the Company's year 2000 planning relates to third parties with whom the Company transacts business. This includes the Company's food suppliers, banks, advertising agencies, telecommunications suppliers, and utility providers. The Company has sent written questionnaires to significant suppliers and vendors in an effort to assess their year 2000 readiness and the effect these third parties could have on the Company. The Company plans to maintain communication with significant suppliers and vendors with respect to this issue.

      As detailed above, the Company estimates that approximately $6,590,000 will be expended in connection with year 2000 compliance. The Company expects that available financing sources, together with cash, cash equivalents and short-term investments currently on hand, will be sufficient to fund these disbursements. Costs incurred through March 31, 1999 related to year 2000 compliance totalled $811,000, of which $232,000 was expended in the quarter ended March 31, 1999 principally comprised of payments to external consultants. The Company does not separately track the internal costs, principally compensation costs for the Information Systems department, incurred with respect to the year 2000 project.

      Although the Company believes that its planning, as detailed above, will enable the Company to be adequately prepared for the year 2000, a contingency plan is also being developed. With respect to the point-of-sale system, the Company has a manual back-up system which was the Company's primary point-of-sale system from the Company's inception in 1983 through 1990. The Company believes that this manual point-of-sale system could be utilized in the event of a delay in the implementation of the plan to have the point-of-sale system year 2000 compliant during 1999. With respect to the corporate office system, the Company believes that a third party provider of data processing services could provide the basic services necessary for the Company to maintain adequate books and records, similar to the methodology utilized by the Company prior to 1991. The Company expects to have the specific third party provider to be utilized as a contingency plan identified by June 30, 1999.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Legal Proceedings

      The Company along with other weight loss programs and certain pharmaceutical companies was named as a defendant in an action filed in the Circuit Court for the Eleventh Judicial Circuit in Pickens County, Alabama (the "Alabama Litigation"). The action was commenced in August 1997 by three plaintiffs who were seeking to maintain the action as a class action on behalf of all persons in the United States and United States Territories who have suffered or may in the future suffer injury due to the administration of phentermine, fenfluramine (commonly known as "phen-fen" when taken together) and/or dexfenfluramine (trade name "Redux"), which were manufactured or sold by the defendants. The complaint included claims against the Company and other defendants, acting separately and in concert, for alleged unlawful and tortious acts, including sale of allegedly dangerous and defective products, negligent marketing and distribution, failure to warn of the risks associated with the weight loss medications, breach of warranty, fraud, and negligent misrepresentation. The complaint sought compensatory and punitive damages in unspecified amounts and equitable relief including the establishment of a medical fund to cover future medical expenses resulting from the use of the weight loss medications, and a requirement that the defendants adequately warn the public of the risks associated with use of the weight loss medications. The Company was dismissed from this action in April 1999 without the payment of any damages.

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

        The Company tendered the Alabama Litigation and the Pennsylvania Litigation matters to its insurance carriers. The Company and the provider of the independent physicians who prescribed the weight loss medications in the Company's centres have each asserted their rights with respect to these litigations under contractual provisions for indemnification in the agreement between them. The Pennsylvania Litigation has not progressed sufficiently for the Company to estimate a range of possible loss, if any. The Company intends to defend the Pennsylvania Litigation vigorously.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Financial Condition

        At March 31, 1999, the Company had cash, cash equivalents and short-term investments totalling $39,798,000 compared to $43,360,000 at June 30, 1998, reflecting a decrease during the nine month period ended March 31, 1999 of $3,562,000. This decrease was principally due to a $6,065,000 increase in inventory associated, in part, with the January 1999 introduction of the new On-the-Go program and purchases of property and equipment totalling $3,128,000. The Company believes that its cash, cash equivalents and short-term investments and its cash flow from operations are adequate for its needs in the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


        The Company is exposed to a variety of risks, including changes in interest rates affecting the return on its investments and the cost of its debt, and foreign currency fluctuations.

        At March 31, 1999, the Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. The Company also maintains a short-term investment portfolio containing financial instruments with original maturities of greater than three months but less than twelve months. These financial instruments, principally comprised of high quality commercial paper, are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate 10 percent increase in interest rates would not have a material effect on the Company's financial condition or results of operations. The Company has not used derivative financial instruments in its investment portfolio.

        The Company's only long-term debt at March 31, 1999 is comprised of a note payable to a bank, secured by the Company's corporate office building, with a total balance of $5,573,000. The note bears interest at the London Interbank Offered Rate plus one percent, with quarterly interest rate adjustments. Due to the relative immateriality of the note payable, an immediate 10 percent change in interest rates would not have a material effect on the Company's financial condition or results of operations.

        Approximately 19% of the Company's revenues for the quarter ended March 31, 1999 were generated from foreign operations, located principally in Australia and Canada. In the quarter ended March 31, 1999, the Company was subjected to an 8% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar compared to the quarter ended March 31, 1998. In October, 1998 the Company entered into a foreign exchange put option for Australian dollars at a strike price of $.60 which expires on June 30, 1999. The Company may, from time to time, enter into similar agreements to protect the Company from foreign currency fluctuations.

PART II - OTHER INFORMATION



ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits

               10.1 Agreement dated as of April 1, 1999 between Jenny Craig, Inc. and Jack O'Conner.


               27.    Financial Data Schedule.


         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       JENNY CRAIG, INC.



                                    By: /S/ Michael L. Jeub
                                       ----------------------------
                                       Michael L. Jeub
                                       Sr. Vice President
                                       and Chief Financial Officer



Date:  May 12, 1999