Form 10-K
period 1999-06-30
CRAIG JENNY INC /DE
filed 1999-09-28
CIK 878865

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

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

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
     (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

  11355 NORTH TORREY PINES ROAD, LA JOLLA, CALIFORNIA       92037
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (858) 812-7000
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        TITLE OF CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
        --------------                 -----------------------------------------
   COMMON STOCK, $.000000005                    NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of August 27, 1999, there were 20,688,971 shares of the registrant's common stock outstanding, par value $.000000005, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on August 27, 1999) was approximately $17,001,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1999 are incorporated by reference into Part II. The information called for by Part III is incorporated by reference from the definitive Proxy Statement of the Registrant which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1999.

================================================================================

                                JENNY CRAIG, INC.

                                 1999 FORM 10-K

                                TABLE OF CONTENTS

                                                                                           PAGE
                                                                                          ------
ITEM 1.    BUSINESS                                                                         1

ITEM 1a.   EXECUTIVE OFFICERS OF THE REGISTRANT                                             8

ITEM 2.    PROPERTIES                                                                       9

ITEM 3.    LEGAL PROCEEDINGS                                                                9

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             10

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS            10

ITEM 6.    SELECTED FINANCIAL DATA                                                         10

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS                                                                      10

ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                     10

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                     10

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE                                                                      10

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                              11

ITEM 11.   EXECUTIVE COMPENSATION                                                          11

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                  11

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                  11

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                11

                                     PART I

ITEM 1.    BUSINESS

GENERAL BUSINESS DESCRIPTION

    Jenny Craig, Inc. (the "Company") provides a comprehensive weight management program (the "Program") through a chain of Company-owned and franchised weight loss Centres operating under the name JENNY CRAIG WEIGHT LOSS CENTRES ("Centres"). As of August 27, 1999, there were 527 Company-owned and 79 franchised weight loss Centres throughout the United States, and 110 Company-owned and 37 franchised Centres in Australia, New Zealand and Canada. Through these Centres the Company sells JENNY CRAIG CUISINE, its portion and calorie controlled food products ("Jenny's Cuisine"), to participants in the Program. As of August 27, 1999, there were approximately 65,000 active participants in the Program in the United States, and 26,000 active participants in foreign markets.

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

    From time to time, medical and health professionals have identified health risks associated with weight loss. Weight loss pharmaceuticals are not risk-free and side effects and potential health problems for certain users have been identified. In September 1997, the United States Food and Drug Administration requested the withdrawal of fenfluramine (one of the pharmacueticals used in a combination commonly known as "phen-fen") and dexfenfluramine, commonly referred to by its trade name Redux, from the U.S. market based upon potential health risks. The manufacturer and distributor of these pharmacueticals agreed to an immediate recall of these drugs. Medical and scientific developments or public announcements associating a health risk with weight loss could have a material adverse effect on the Company. See "Competition."

    Legislative and Regulatory Restrictions; Litigation. The Company is subject to a number of laws and regulations regarding its advertising, food products, franchise operations and relations with consumers. See "Regulation." The Federal Trade Commission ("FTC") and certain states regulate advertising, disclosures to consumers and franchisees, and other consumer matters and the Food and Drug Administration and the United States Department of Agriculture specify quality standards for foods. The Company's customers may file actions on their own behalf, as a class or otherwise, and may file complaints with the FTC or state or local consumer affairs offices and these agencies may take action on their own initiative or on a referral from consumers or others. See

"Regulation" for information regarding a Consent Order entered into by the Company with the FTC relating to the advertising practices of the Company. Remedies sought in such actions may include the refund of amounts paid by the complaining customer, refunds to an entire class of participants, other damages, as well as changes in the Centres' method of doing business. A complaint because of a practice at one Centre, whether or not that practice is authorized by the Company, could result in an order affecting some or all Centres in the particular state, and an order in one state could influence courts or government agencies in other states considering similar matters. Proceedings resulting from complaints may result in significant defense costs, settlement payments or judgments and could have a material adverse effect on the Company.

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

    Fluctuations In Quarterly Operating Results; Seasonality. The Company has experienced and expects to continue to experience fluctuations in its quarterly results of operations. The Company's revenues are affected by a number of factors, including the volume and timing of customer leads, success of marketing and advertising programs, success of introductions of new services and products, activities of competitors and the ability of the Company to penetrate new markets. The Company's business is seasonal with revenues generally decreasing in the quarter ended December 31 and during the summer months. The Company may also choose to reduce prices or to increase advertising spending in response to competition or to pursue new market opportunities, all or any of which may materially adversely affect the Company's results of operations.

    General Economy. The Company's future success will depend on the general strength of the economy in the regions where the Company's Centres are located, both within and outside the United States . Any weakness in the general economy of such areas may have a material adverse impact on the Company's results of operations.

THE PROGRAM

    The Program offers a comprehensive, competitively priced approach to the problem of losing and maintaining weight, combining a calorie controlled, nutritionally balanced diet with education and motivation that assists participants in achieving their weight loss needs. The Program features individual counseling to assist participants in identifying and modifying their eating habits to reach and maintain their desired weight. A cornerstone of the

Program is the purchase by participants of Jenny's Cuisine. These food products, which are sold only at Centres to participants in the Program, are manufactured by the Company's suppliers to specifications approved by registered dietitians employed by the Company and are designed to provide nutritionally balanced and good tasting low calorie foods to facilitate weight loss. During fiscal 1998, the Company introduced its ABC program, which simplified the overall program content and provided participants with greater flexibility in food choices. The Program recommends mild exercise to participants, and the Company offers weight maintenance assistance after completion of the Program. The Program is used by men and women, and to a much lesser extent by adolescents, although most participants in the Program are women of all ages and income levels who wish to lose in excess of 30 pounds. During fiscal 1999, the Company introduced a new program option entitled On-the-Go. The On-the-Go program was designed to be a more convenient, portable option for today's busy consumers utilizing a lower-cost menu option of meal supplements for clients compared to the Company's traditional program. The Company expected that the decrease in the average dollar amount per client of food products purchased by clients in the On-the-Go program would be offset by an increase in the number of active clients enrolled in the new program. Although a significant portion of the Company's clients purchased the On-the-Go meal supplements, the Company was unable to increase the number of new program participants to a level to offset the drop in the average dollar amount per client of food products purchased. The Company continues to offer the On-the-Go program, however it is not emphasized in the Company's advertising.

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

    Participants in the Program pay a fixed service fee which covers all aspects of the Program other than the purchase of Jenny's Cuisine. The Company offers a Gold Program which includes a weight loss module, lifestyle audio tapes, and a walking program for a fee which was $199 as of August 27, 1999. A significant number of participants who enroll in the Program purchase a Platinum Program for a fixed fee which was $349 at August 27, 1999. The Platinum Program includes a weight loss module, a weight maintenance module, a walking program, exercise video tapes, Program return privileges, lifestyle video and audio cassette tapes, as well as an ability to obtain a refund of a portion of the service fee if certain criteria are met. In addition, the Company may offer special limited introductory programs for a lower fee. During the weight loss portion of the Program, participants pay an average of between $50 and $75 per week for Jenny's Cuisine. Fees charged for the service portion of the Program are generally paid at commencement. In some states participants have the legal right to withdraw from the Program within specified periods following purchase and to receive a refund of the fees. Even when not so required, the Company's policy is to refund a pro rata portion of the fees upon request.

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

    Product sales, principally comprised of Jenny's Cuisine, accounted for 93% and 94% of the Company's revenues in fiscal 1998 and 1999, respectively. For the year ended June 30, 1998, the Company's gross revenues from product sales were $327,804,000 compared to $301,120,000 for the year ended June 30, 1999.

    The Company purchases its food products from various companies which manufacture the products to specifications approved by the Company. The Company's major food suppliers are Overhill Farms and ZB Industries, Inc., which supply frozen foods, Truitt Bros., which supplies shelf-stable food products, Campbell's Soup Company and International Home Foods, which supply canned food, and Natural Alternatives, Inc., which supplies vitamin supplements. The Company believes that alternative sources for all of its food products are available without material disruption of its operations.

HISTORICAL GROWTH

    The Company commenced operations in Australia in 1983 and became one of the largest weight loss companies in that country with 69 Company-owned and franchised Centres by the end of fiscal 1985. Following its success in the Australian market, and recognizing the opportunities to market the Program successfully in the United States, the Company expanded its operations to the United States by initially opening 13 Company-owned Centres in the Los Angeles metropolitan area in February 1985 and six Centres in the Chicago metropolitan area in September 1985. The Company's growth through August 27, 1999 as measured by the number of Centres operating is shown in the following table:

                                                    AT JUNE 30,                                     AT
                   ----------------------------------------------------------------------------    8/27
                   1990    1991    1992    1993    1994    1995    1996    1997    1998    1999    1999
                   ----    ----    ----    ----    ----    ----    ----    ----    ----    ----    ----
Company-owned
  United States     273     326     370     476     502     478     485     542     533     524     527
  Foreign            84      86      88     103     106     102     103     106     110     110     110
                   ----    ----    ----    ----    ----    ----    ----    ----    ----    ----    ----

                    357     412     458     579     608     580     588     648     643     634     637
                   ----    ----    ----    ----    ----    ----    ----    ----    ----    ----    ----
Franchise
  United States     126     186     199     176     159     154     159     113     101      86      79
  Foreign            29      30      37      39      43      43      36      36      37      37      37
                   ----    ----    ----    ----    ----    ----    ----    ----    ----    ----    ----

                    155     216     236     215     202     197     195     149     138     123     116
                   ----    ----    ----    ----    ----    ----    ----    ----    ----    ----    ----

    Total           512     628     694     794     810     777     783     797     781     757     753
                   ====    ====    ====    ====    ====    ====    ====    ====    ====    ====    ====

    The number of franchise Centres owned by affiliates at June 30, 1999 and August 27, 1999 was 17.

    In fiscal 1999, the Company acquired 6 Centres from a franchisee in the United States and closed 15 United States Company-owned Centres. Also during fiscal 1999, two United States franchise Centres were opened and 11 United States franchise Centres were closed.

    The increase in United States Company-owned Centres and the decrease in United States franchise Centres in 1997 principally reflects the Company's acquisition of 51 Centres from three franchisees during fiscal 1997.


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

    The Company's advertising is designed to make the customer aware of the Company's and the Program's attributes. The Company's advertising presents a company which is caring, supportive, and understanding of the problems of being overweight, and through the person of Jenny Craig, is differentiated from other generic sounding weight loss companies. Testimonial advertising, featuring participants in the Program, demonstrates the success of the Program on a personal level. The Company's advertising contains a state-of-the-art 800 telephone number that connects the caller directly to the nearest Centre in every market in the United States.

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

    As of August 27, 1999, the Company had 116 Centres operating pursuant to franchise agreements, of which 79 were located throughout the United States, 16 in Australia, 17 in New Zealand and 4 in Canada. During fiscal 1999, the Company acquired 6 Centres from a franchisee.

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

    The Company and the Federal Trade Commission entered into a Consent Order effective May 4, 1998 settling all contested issues raised in a complaint filed in September 1993 against the Company alleging that the Company violated the Federal Trade Commission Act by the use and content of certain advertisements for the Company's weight loss program featuring testimonials, claims for the program's success and safety, and statements as to the program's costs to participants. The Consent Order does not admit any issue of fact or law or any violation by the Company of any law or regulation, and does not involve payment by the Company of any civil money penalty, damages, or other financial relief. The Consent Order requires certain procedures and disclosures in connection with the Company's advertisements of its products and services. The Company does not believe that compliance with the Consent Order will have a material adverse effect on the Company's consolidated financial position or results of operations or its current advertising and marketing practices.

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


EMPLOYEES

    As of August 27, 1999 the Company had approximately 3,520 employees, of which 2,710 were located in the United States, 670 were located in Australia, and 140 were located in Canada. None of the Company's workers in the United States are represented by a labor union. The Company has never had a strike or lockout and considers its employee relations to be excellent.

ITEM 1A.   EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information with respect to the executive officers of the Company:

    NAME OF EXECUTIVE OFFICER     AGE                         POSITION(S) HELD
    --------------------------   -------   -----------------------------------------------------
    Sidney Craig                   67      Chairman of the Board, Chief Executive Officer and
                                           Director
    Jenny Craig                    67      Vice-Chairman and Director
    Philip Voluck                  57      President and Chief Operating Officer
    Janet Rheault                  38      Senior Vice President, Operations
    Leslie Koll                    48      Senior Vice President, Marketing
    James S. Kelly                 38      Vice President, Chief Financial Officer and Treasurer
    Alan V.  Dobies                51      Vice President, Corporate Services
    Marvin Sears                   71      Secretary and Director

    Sidney Craig has been Chairman of the Company or its predecessors since 1983 and served as Chief Executive Officer from 1983 through April 1994. In October 1997, Mr. Craig was elected Chief Executive Officer of the Company.

    Jenny Craig has served as Vice-Chairman of the Company since September 1991, as President and Chief Operating Officer of the Company or its predecessors from 1983 to August 1991 and as a director of the Company or its predecessors from 1983 to date. Mrs. Craig served as President of the Company from October 1997 through December 1998. Sidney Craig and Jenny Craig are husband and wife.

    Philip Voluck has served as President and Chief Operating Officer since December 1998 after having served as Executive Vice President and Chief Operating Officer since July 1998. From March 1997 to August 1997 Mr. Voluck was President of WSI-Miami Inc., a joint venture with Sylvan Learning System, Inc. involved in the teaching of English as a second language. From August 1996 to November 1996 Mr. Voluck served as President of H. Katz Capital Group, a privately held venture capital firm. From January 1994 to August 1996, Mr. Voluck was President and Chief Operating Officer of Nutri/System, L.P. a privately held operator of approximately 700 corporate and franchised weight loss centers. From 1986 to 1993, Mr. Voluck was Managing General Partner of Nutri/System of Florida/Georgia, an operator of approximately 90 weight loss centers.

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

    James S. Kelly has served as Vice President, Chief Financial Officer and Treasurer since June 1999 after having served as Vice President and Controller since 1993 and as Controller from 1989 through 1993. From January 1983 to January 1989, Mr. Kelly was employed by KPMG Peat Marwick, an international accounting firm, most recently as an audit manager.

    Alan V. Dobies has served as Vice President, Corporate Services since June 1990. From July 1988 to May 1990, Mr. Dobies was Vice President, Operations of Joico International, a manufacturer of professional hair-care products.

    Marvin Sears, a director of the Company since July 1989, has served as the Secretary of the Company since June 1991, and as Assistant Secretary of the Company from August 1985 to June 1991. Mr. Sears is a practicing attorney in Los Angeles, California where, since May 1989, he has been a partner in the law firm of Proskauer Rose LLP, counsel to the Company during fiscal 1999 and currently. From June 1960 until May 1989, Mr. Sears was a senior partner of the Los Angeles law firm of Pacht, Ross, Warne, Bernhard & Sears, Inc. and its successor, Shea & Gould. Mr. Sears is a member of the Board of various privately-owned business enterprises.

    Executive officers are elected to serve until their successors are elected and qualified.


ITEM 2.    PROPERTIES

    At August 27, 1999, there were 637 Company-owned Centres, all of which are in leased premises, of which 527 were in the United States, 84 were in Australia, and 26 were in Canada. A majority of the leases for Company-owned Centres were entered into for an initial period of five years. The leases require fixed monthly rental payments which are subject to various adjustments. The Centres are generally located in retail shopping areas on major commercial thoroughfares and generally occupy approximately 1,800 to 2,200 square feet of space consisting of a reception area, individual counseling rooms, and food storage space.

     The Company owns a 75,000 square foot office building located in La Jolla, California in which its executive offices are located. The building is subject to a promissory note to a bank, secured by a deed of trust, which had a balance owing of $5,526,000 as of June 30, 1999. The Company leases a warehouse in Rancho Cucamonga, California for its food and non-food inventory. The Company's executive offices in Australia are leased and are located in Melbourne, and the Company also owns a warehouse in Sunshine, Australia.

    The Company believes that its executive office and warehouse space is adequate for its current needs and that additional space will be available at reasonable costs as needed.


ITEM 3.    LEGAL PROCEEDINGS

    The Company, along with other weight loss programs and certain pharmaceutical companies, has been named as a defendant in an action filed in the Second Judicial District Court, State of Nevada, Washoe County (the "Nevada Litigation"). The action was commenced in August 1999 by a group of four plaintiffs, who are seeking to maintain the action as a class action on behalf of all persons in the State of Nevada who have purchased and used fenfluramine, dexfenfluramine and phentermine, alone or in combination, and who have not yet been diagnosed as having pulmonary heart disease or hypertension and/or valvular heart disease, but who are allegedly at an increased risk of developing such illnesses. The complaint includes claims against the Company and other defendants for alleged breach of express and implied warranties concerning the safety of using fenfluramine, dexfenfluramine and phentermine, and for alleged negligence in the advertising, warning, marketing and sale of these drugs. The complaint seeks a Court-supervised program funded by the defendants through which class members would undergo periodic medical testing, preventative screening and monitoring, as well as incidental damages not to exceed $75,000 per each class member, and costs of litigation including expert and attorneys' fees.

        The Company has tendered the Nevada Litigation to its insurance carriers. The claims have not progressed sufficiently for the Company to estimate a range of possible loss, if any. The Company intends to defend the matter vigorously.

        The Alabama Litigation and the Pennsylvania Litigation described in
Item 3 of the Company's Report on Form 10-K for the year ended June 30, 1998 have been dismissed against the Company by the plaintiffs in these matters. The Pennsylvania Litigation was dismissed without prejudice, which means that the plaintiffs in that case may reinstitute the litigation if they choose to do so.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    Material appearing under the caption "Common Stock Data" on page 30 of the Annual Report to Shareholders of Jenny Craig, Inc. for the fiscal year ended June 30, 1999 ("1999 Annual Report") is hereby incorporated by this reference.

ITEM 6.  SELECTED FINANCIAL DATA

    Material appearing under the caption "Selected Financial Data" on page 4 of the Company's 1999 Annual Report is hereby incorporated by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Material appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 14 of the Company's 1999 Annual Report is hereby incorporated by this reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Material appearing under the caption "Quantitative and Qualitative Disclosures About Market Risk" on page 14 of the Company's 1999 Annual Report is hereby incorporated by this reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the Company and subsidiaries, related notes to consolidated financial statements, and material appearing under the caption "Independent Auditors' Report" on pages 15 through 28 of the Company's 1999 Annual Report are hereby incorporated by this reference. Material appearing under the caption "Selected Quarterly Financial Information" on page 29 of the Company's 1999 Annual Report is hereby incorporated by this reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1999. Information regarding executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Item 1a hereof.

ITEM 11.   EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1999.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1999.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 1999.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

FINANCIAL STATEMENTS

    The following appear in the 1999 Annual Report at the pages indicated below and are incorporated into Part II by reference:

     (1)  Independent Auditors' Report                                            Page 28
     (2)  Consolidated Balance Sheets as of June 30, 1998 and 1999                Page 15
     (3)  Consolidated Statements of Operations for the Years Ended June 30,
             1997, 1998 and 1999                                                  Page 16
     (4)  Consolidated Statements of Stockholders' Equity
             for the Years Ended June 30, 1997, 1998 and 1999                     Page 17
     (5)  Consolidated Statements of Cash Flows
             for the Years Ended June 30, 1997, 1998 and 1999                     Page 18
     (6)  Notes to Consolidated Financial Statements                              Pages 19 to 27

SCHEDULES

    The following financial statement schedule appears on page 16 of this report:

    II.  Valuation and Qualifying Accounts

Schedules other than the schedule listed above are omitted because they are either not required or not applicable.

EXHIBITS

 EXHIBIT                                DESCRIPTION
----------    ------------------------------------------------------------------
      3.1     Amended and Restated Certificate of Incorporation of Registrant
              (Incorporated herein by reference to Exhibit 3.1 to the Report on
              Form 10-K of the Company for the fiscal year ended June 30, 1997.)
      3.4     Restated By-laws of Registrant.(1)
     10.1     Jenny Craig, Inc. Management Deferred Bonus Program.(1)(2)
     10.2     Agreement dated as of May 10, 1999 between Jenny Craig, Inc. and
              James Kelly.(3)
     10.3     Jenny Craig, Inc. Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit 10.3 to the Report on Form 10-Q of the Company for the three month period ended December 31,
              1996.)(2)
     10.4     Executive Employment Agreement between Jenny Craig, Inc. and Jenny
              Craig. See Exhibit 10.8 for Amendment thereto.(1)(3)
     10.5     Executive Employment Agreement between Jenny Craig, Inc. and Sid
              Craig. See Exhibit 10.10 for Amendment thereto.(1)(3)
     10.6     Agreement dated as of May 10, 1999 between Jenny Craig, Inc. and
              Alan Dobies.(3)
     10.7     Settlement Agreement among Class Plaintiffs, Jenny Craig, Inc. and
              Jenny Craig International, Inc. (Incorporated herein by reference to Exhibit 10.7 to the Report on Form 10-K of the Company for the
              fiscal year ended June 30, 1994.)
     10.8     Agreement dated as of September 14, 1994 between Jenny Craig and
              Jenny Craig, Inc. amending Exhibit 10.4. (Incorporated herein by reference to Exhibit 10.3 to the Report on Form 10-Q of the
              Company for the three month period ended September 30, 1994)(3)
     10.9     Standard Form of Franchise Agreement of Jenny Craig International,
              Inc.(1)
    10.10     Agreement dated as of September 14, 1994 between Sidney Craig and
              Jenny Craig, Inc., amending Exhibit 10.5. (Incorporated herein by reference to Exhibit 10.2 to the Report on Form 10-Q of the
              Company for the three month period ended September 30, 1994.)(3)
    10.11     Agreement dated as of July 7, 1998 between Jenny Craig, Inc. and
              Philip Voluck. See Exhibit 10.15 for Amendment thereto
              (Incorporated herein by reference to Exhibit 10.41 to the Report on Form 10-K of the Company for the fiscal year ended June 30,
              1998). (3).
    10.12     Lease between Jenny Craig Distributing Pty. Ltd. And Indalia Pty.
              Ltd. dated November 16, 1990.(1)
    10.13     Agreement dated as of June 4, 1997 between Jenny Craig, Inc. and
              Eileen Piersa. (Incorporated herein by reference to Exhibit 10.13 to the Report on Form 10-K of the Company for the fiscal year ended June 30, 1997.) (3)
    10.14     Standard Form Lease dated May 14, 1996 between Jenny Craig
              Products, Inc. and RCDC Associates Limited Partnership
              (Incorporated herein by reference to Exhibit 10.14 to the Report on Form 10-K of the Company for the fiscal year ended June 30,
              1997.)
    10.15     Agreement dated as of December 3, 1998 between Jenny Craig, Inc.
              and Philip Voluck amending Exhibit 10.11 . (Incorporated herein by reference to Exhibit 10.2 to the Report on Form 10-Q of the
              Company for the three month period ended December 31, 1998.)(3)
    10.16     Tax Allocation and Indemnity Agreement among New York Life
              Insurance Company et al, Security Pacific National Bank
              individually and as Agent, Jenny Craig, Inc., Jenny Craig Weight
              Loss Centres, Inc., Craig Enterprises, Inc., SJF Enterprises,
              Inc., Sid Craig and Jenny Craig dated as of June 30, 1989, as amended.(1)
    10.17     Agreement dated as of November 10, 1994 between Leslie Alan Koll and Jenny Craig, Inc. (Incorporated herein by reference to Exhibit
              10.1 to the Report on Form 10-Q of the Company for the three month period ended December 31, 1994.)(3)
    10.18     Supply Agreement between Jenny Craig Weight Loss Centres, Inc. and
              IBM Foods, d/b/a Overhill Farms, dated September 22, 1988, with amendments.(1)
    10.19     Agreement dated as of April 11, 1996 between Janet Rheault and
              Jenny Craig, Inc. (Incorporated herein by reference to Exhibit
              10.1 to the Report on Form 10-Q of the Company for the three month period ended March 31, 1996.)(3)
    10.20     Supply Agreement between Jenny Craig Weight Loss Centres, Inc. and
              Campbell Soup Company, dated June 1, 1991.(1)

    10.21     Metropolitan Insurance and Annuity Company Key Man Life Insurance
              Policy Relating to Jenny Craig.(1)

    10.22     Consent Order, effective May 4, 1998, in the matter of Jenny
              Craig, Inc., a corporation, and Jenny Craig International, Inc., a corporation. (Incorporated herein by reference to Exhibit 10.42 to the Report on Form 10-K of the Company for the fiscal year ended
              June 30, 1998.)

    10.23     Prudential Insurance Company of America Key Man Life Insurance
              Policy Relating to Jenny Craig.(1)

    10.24     Agreement dated as of April 26, 1996 between William K. Dix and
              Jenny Craig, Inc. (Incorporated herein by reference to Exhibit
              10.35 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1996.) (3)

    10.25     Amended and Restated Agreement dated as of August 20, 1996 between
              Marvin Sears and Jenny Craig, Inc. (Incorporated herein by reference to Exhibit 10.36 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1996.) (2)

    10.26     Agreement and Release dated as of October 1, 1997 between Jenny
              Craig, Inc. and C. Joseph LaBonte (Incorporated herein by reference to Exhibit 10.1 to the Report on Form 10-Q of the Company for the three month period ended December 31, 1997.)

    10.27     Stock Option Termination Agreement dated November 4, 1997 between
              Jenny Craig, Inc. and C. Joseph LaBonte (Incorporated herein by reference to Exhibit 10.2 to the Report on Form 10-Q of the Company for the three month period ended December 31, 1997.)

      13. Portions of the Annual Report to Shareholders with respect to the fiscal year ended June 30, 1999 which are incorporated by reference in this Form 10-K.

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

                          INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors
Jenny Craig, Inc.:

    Under date of August 18, 1999, we reported on the consolidated balance sheets of Jenny Craig, Inc. and subsidiaries as of June 30, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1999, as contained in the 1999 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended June 30, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item
14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                  KPMG LLP



San Diego, California
August 18, 1999

                                                                     SCHEDULE II

                       JENNY CRAIG, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED JUNE 30, 1997, 1998 AND 1999
                                ($ IN THOUSANDS)


                                    CHARGED                                     CHARGED
                                      TO      CHARGED                             TO        CHARGED
                        BALANCE      COSTS       TO                   BALANCE    COSTS         TO
                           AT         AND      OTHER       WRITE        AT        AND        OTHER      WRITE
     DESCRIPTION        6/30/96    EXPENSES   ACCOUNTS     OFFS       6/30/97   EXPENSES    ACCOUNTS     OFFS
-------------------     -------    --------   --------    ------      -------   --------    --------    ------
Allowance for
  Doubtful Accounts      1,464         --         --        (274)      1,190         --         --        (110)

Accumulated
  Amortization -
  Reacquired Area
  Franchise Rights       3,705      1,015       (122)         --       4,598      1,051       (408)         --

Accumulated
  Amortization -
  Computer Software      1,285         75         --          --       1,360         91         --          --


                                  CHARGED
                                    TO        CHARGED
                        BALANCE    COSTS         TO                 BALANCE
                          AT        AND        OTHER      WRITE       AT
     DESCRIPTION        6/30/98   EXPENSES    ACCOUNTS    OFFS      6/30/99
-------------------     -------   --------    --------   ------     -------
Allowance for
  Doubtful Accounts      1,080        500         --         --      1,580

Accumulated
  Amortization -
  Reacquired Area
  Franchise Rights       5,241        805        144         --      6,190

Accumulated
  Amortization -
  Computer Software      1,451        164         --         --      1,615

----------



See accompanying Independent Auditors' Report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 24, 1999                       JENNY CRAIG, INC.

                                        By:  /s/  SIDNEY CRAIG
                                             -----------------------------------
                                             Sidney Craig
                                             Chairman of the Board and Chief
                                             Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                               TITLE                               DATE
    ------------------------------  -----------------------------------------     ---------------------

    /s/  SIDNEY CRAIG               Chairman of the Board and Chief Executive     September 24, 1999
    ---------------------------     Officer (Principal Executive Officer)
    Sidney Craig


    /s/  JENNY CRAIG                Vice Chairman and Director                    September 24, 1999
    ---------------------------
    Jenny Craig


    /s/  JAMES S. KELLY             Vice President, Chief Financial Officer       September 24, 1999
    ---------------------------     and Treasurer
    James S. Kelly                  (Principal Financial and Accounting
                                    Officer)


    /s/  SCOTT BICE                 Director                                      September 24, 1999
    ---------------------------
    Scott Bice


    /s/  MARVIN SEARS               Director                                      September 24, 1999
    ---------------------------
    Marvin Sears


    /s/  ANDREA VAN DE KAMP         Director                                      September 24, 1999
    ---------------------------
    Andrea Van de Kamp


    /s/  ROBERT WOLF                Director                                      September 24, 1999
    ---------------------------
    Robert Wolf