Form 10-Q
period 1999-09-30
CRAIG JENNY INC /DE
filed 1999-11-15
CIK 878865

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarter Ended September 30, 1999   Commission File No. 001-10887

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

Registrant's telephone number, including area code(858) 812-7000 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]         No [ ]

Number of shares of common stock, $.000000005 par value, outstanding as of the close of business on November 10, 1999 - 20,688,971.

ITEM 1. FINANCIAL STATEMENTS

                       JENNY CRAIG, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                                      June 30,      September 30,
                                                                                        1999            1999
                                                                                      ---------     -------------
                                                                                                     (unaudited)
ASSETS
Cash and cash equivalents ..........................................................  $  38,864          35,322
Short-term investments .............................................................      3,150           3,621
Accounts receivable, net ...........................................................      1,925           2,050
Inventories ........................................................................     18,036          17,855
Deferred tax assets ................................................................     13,406          16,669
Prepaid expenses and other assets ..................................................      4,795           2,272
                                                                                      ---------       ---------
            Total current assets ...................................................     80,176          77,789
Cost of reacquired area franchise rights, net ......................................      8,078           7,779
Property and equipment, net ........................................................     24,360          27,256
                                                                                      ---------       ---------
                                                                                      $ 112,614         112,824
                                                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ...................................................................  $  16,393          16,684
Accrued liabilities ................................................................     15,110          15,407
Accrual  for litigation judgment ...................................................      8,203           8,992
Deferred service revenue ...........................................................     10,075          10,158
                                                                                      ---------       ---------
             Total current liabilities .............................................     49,781          51,241
Note payable .......................................................................      5,336           5,289
Obligation under capital lease......................................................         --           2,100
                                                                                      ---------       ---------
             Total liabilities .....................................................     55,117          58,630

Stockholders' equity:
   Common stock $.000000005 par value, 100,000,000 shares authorized;
      27,580,260 shares issued; 20,688,971 shares
     outstanding at June 30, 1999 and September 30, 1999 ...........................         --              --
   Additional paid-in capital ......................................................     71,622          71,622
   Retained earnings ...............................................................     56,507          52,725
   Accumulated other comprehensive income ..........................................      4,130           4,609
   Treasury stock at cost, 6,891,289 shares at June 30, 1999 and
      September 30, 1999 ...........................................................    (74,762)        (74,762)
                                                                                      ---------       ---------
            Total stockholders' equity .............................................     57,497          54,194
Commitments and contingencies ......................................................
                                                                                      ---------       ---------
                                                                                      $ 112,614         112,824
                                                                                      =========       =========



     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ in thousands, except per share amounts)

                                                              Three Months Ended
                                                                September 30,
                                                             --------------------
                                                              1998         1999
                                                             -------      -------
Revenues:
    Company-owned operations:
       Product sales ......................................  $74,992       61,501
       Service revenue ....................................    4,082        4,153
                                                             -------      -------
                                                              79,074       65,654
                                                             -------      -------
    Franchise operations:
       Product sales ......................................    5,726        5,045
       Royalties ..........................................      826          802
       Initial franchise fees .............................       --           10
                                                             -------      -------
                                                               6,552        5,857
                                                             -------      -------
            Total revenues ................................   85,626       71,511
                                                             -------      -------
Costs and expenses:
    Company-owned operations:
       Product ............................................   68,880       63,945
       Service ............................................    2,740        3,071
                                                             -------      -------
                                                              71,620       67,016
                                                             -------      -------
    Franchise operations:
       Product ............................................    3,930        3,374
       Other ..............................................      551          534
                                                             -------      -------
                                                               4,481        3,908
                                                             -------      -------
                                                               9,525          587
General and administrative expenses .......................    5,958        6,286
Litigation judgment .......................................       --          789
                                                             -------      -------
       Operating income (loss) ............................    3,567       (6,488)
Other income, net, principally interest ...................      465          387
                                                             -------      -------
       Income (loss) before taxes .........................    4,032       (6,101)
Income taxes (benefit) ....................................    1,542       (2,319)
                                                             -------      -------
          Net income (loss) ...............................  $ 2,490       (3,782)
                                                             =======      =======
          Basic and diluted net income (loss) per share ...  $   .12         (.18)
                                                             =======      =======



     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                                     Three Months Ended
                                                                                        September 30,
                                                                                  -------------------------
                                                                                    1998             1999
                                                                                  --------         --------
Cash flows from operating activities:
    Net income (loss) ..........................................................  $  2,490           (3,782)
    Adjustments to reconcile net income (loss) to net cash  provided by (used in) operating activities:
      Depreciation and amortization ............................................     1,370            1,493
      Provision for deferred income taxes (benefit) ............................     1,863           (3,263)
      Loss on write-off of cost of reacquired area franchise rights ............        --               94
      Loss on disposal of property and equipment ...............................        30                4
      (Increase) decrease in:
              Accounts receivable ..............................................      (596)            (125)
              Inventories ......................................................    (1,394)             181
              Prepaid expenses and other assets ................................      (693)           2,523
      Increase (decrease) in:
              Accounts payable .................................................    (1,763)             291
              Accrued liabilities ..............................................       239             (330)
              Accrual for litigation judgment ..................................        --              789
              Income taxes payable .............................................       193               --
              Deferred service revenue .........................................      (383)              83
                                                                                  --------         --------
                       Net cash provided by (used in) operating activities .....     1,356           (2,042)
                                                                                  --------         --------

Cash flows from investing activities:
   Purchase of property and equipment ..........................................      (969)          (1,461)
   Purchase of short-term investments ..........................................    (3,145)          (1,850)
   Proceeds from maturity of short-term investments ............................       952            1,379
                                                                                  --------         --------
                       Net cash used in investing activities ...................    (3,162)          (1,932)
                                                                                  --------         --------

Cash flows from financing activities-
   Principal payments on note payable ..........................................       (47)             (47)
                                                                                  --------         --------

Effect of exchange rate changes on cash and cash equivalents ...................      (497)             479
                                                                                  --------         --------
Net decrease in cash and cash equivalents ......................................    (2,350)          (3,542)
Cash and cash equivalents at beginning of period ...............................    42,124           38,864
                                                                                  --------         --------
Cash and cash equivalents at end of period .....................................  $ 39,774           35,322
                                                                                  ========         ========

Supplemental disclosure of cash flow information:
   Income taxes paid ...........................................................  $  1,565            1,276
Supplemental disclosure of investing activities:
   Equipment acquired under capital lease ......................................        --            2,727



     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

1. The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for the full year. These statements should be read in conjunction with the June 30, 1999 consolidated financial statements.

2.      The weighted average number of shares used to calculate basic net income
(loss) per share was 20,688,971 for the quarters ended September 30, 1998 and 1999. The impact of outstanding stock options during the periods presented did not create a difference between basic net income (loss) per share and diluted net income (loss) per share. Stock options had the effect of increasing the number of shares used in the calculation by application of the treasury stock method by 5,196 shares for the quarter ended September 30, 1998. The calculation of diluted net loss per share for the quarter ended September 30, 1999 was not applicable as inclusion of the effect of 2,167,000 stock options would be antidilutive.

3. Comprehensive income (loss) for the quarters ended September 30, 1998 and 1999 presented below includes foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency items.

                                                           Three Months Ended
                                                              September 30,
                                                        -------------------------
                                                          1998             1999
                                                        --------         --------
        Net income (loss)                               $  2,490           (3,782)
        Foreign currency translation adjustments            (497)             479
                                                        ========         ========
        Comprehensive income (loss)                     $  1,993           (3,303)
                                                        ========         ========

4. In November 1999, the Company announced a restructuring plan to reduce annual operating expenses. The plan includes closing 86 underperforming Company-owned centres in the United States, which represent 16% of the total United States Company-owned centres, and a staff reduction of approximately 15% at the Company's corporate headquarters. The restructuring is expected to result in a pre-tax charge of approximately $6.4 million in the quarter ending December 31, 1999, principally relating to lease buyouts, fixed asset writeoffs, severance and other termination costs. The 86 underperforming centres are scheduled to be closed not later than November 30, 1999. The centres which will be closed had revenues of approximately $4.5 million and direct operating expenses of approximately $5.3 million for the quarter ended September 30, 1999.



                                   (Continued)

                       JENNY CRAIG, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

5. The Company operates in the weight management industry. Substantially all revenue results from the sale of weight management products and services, whether the centre is operated by the Company or its franchisees. The Company's reportable segments consist of Company-owned operations and franchise operations, further segmented by geographic area. The following presents information about the respective reportable segments ($ in thousands):

                                                    Three Months
                                                Ended September 30,
                                               ----------------------
                                                1998           1999
                                               -------        -------
Revenue:
    Company-owned operations:
       United States                           $67,487         52,029
       Foreign                                  11,587         13,625
    Franchise operations:
       United States                             5,101          3,546
       Foreign                                   1,451          2,311
Operating income (loss):
    Company-owned operations:
       United States                             1,074        (10,053)
       Foreign                                   1,421          2,527
    Franchise operations:
       United States                               601            181
       Foreign                                     471            857
Identifiable assets:
    United States                               95,050         97,529
    Foreign                                     11,426         15,295

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        Information provided in this Report on Form 10-Q may contain, and the Company may from time to time disseminate material and make statements which may contain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). These forward-looking statements may relate to anticipated financial performance, business prospects and similar matters. The words "expects," "anticipates," "believes," and similar words generally signify a "forward-looking" statement. These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefit of "safe-harbor" provisions of the Act. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. Among the factors that could cause actual results to differ materially are: increased competition; technological and scientific developments, including appetite suppressants and other drugs which can be used in weight-loss programs; increases in cost of food or services; lack of market acceptance of additional products and services; legislative and regulatory restrictions or actions; effectiveness of marketing and advertising programs; prevailing domestic and foreign economic conditions; and the risk factors set forth from time to time in the Company's annual reports and other reports and filings with the SEC. In particular, the Company has estimated various costs in connection with the restructuring charge to be recorded in the quarter ending December 31, 1999, including the amount necessary to effect lease and personnel reductions, which will be dependent on future events and in some cases on the Company's ability to negotiate satisfactory termination provisions. The reader should carefully review the cautionary statements contained under the caption "Forward-Looking Statements" in Item 1 of the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

Quarter Ended September 30, 1999 as Compared to Quarter Ended September 30, 1998

The following table presents selected operating results for United States Company-owned and foreign Company-owned operations for the quarters ended September 30, 1998 and 1999 (U.S. $ in thousands):

                                    U.S. Company Owned               Foreign Company Owned
                                        Operations                         Operations
                               Three Months Ended Sept. 30,        Three Months Ended Sept. 30,
                             --------------------------------     ------------------------------
                                                          %                                 %
                               1998         1999       Change      1998       1999        Change
                             -------      -------      ------     ------      ------      ------
Product sales                $64,094       48,810       -24%      10,898      12,691         16%
Service revenue                3,393        3,219        -5%         689         934         36%
                             -------      -------                 ------      ------
Total                         67,487       52,029       -23%      11,587      13,625         18%
Costs and expenses            62,064       56,581        -9%       9,556      10,435          9%
General and administrative     4,349        4,712         8%         610         663          9%
Litigation judgment               --          789                     --          --

                                  (Continued)

                             -------      -------                 ------      ------
Operating income (loss)      $ 1,074      (10,053)                 1,421       2,527
                             -------      -------                 ------      ------
Average number of centres        531          526        -1%         110         110          0%
                             -------      -------                 ------      ------

Revenues from United States Company-owned operations decreased 23% for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998 reflecting reduced demand for the Company's products and services at United States Company-owned centres, which represented 83% of the worldwide Company-owned centres at September 30, 1999. The overall 23% decrease in revenues from United States Company-owned operations was the result of a 22% decrease in the average revenue per United States Company-owned centre, from $127,000 for the quarter ended September 30, 1998 to $99,000 for the quarter ended September 30, 1999, and a 1% decrease in the average number of United States Company-owned centres in operation. Product sales, which consists primarily of food products, from United States Company-owned operations decreased 24% principally due to a 24% decrease in the number of active participants in the program between the periods. Although there was a 31% decrease in the number of new participants enrolled in the program between the periods, service revenues from United States Company-owned operations decreased only 5% principally due to an increase in the average service fee charged per new participant.

        Revenues from foreign Company-owned operations, which is derived from 84 centres in Australia and 26 centres in Canada, increased 18% principally due to an increase in the number of active participants in the program in Australia. There was a 7% weighted average increase in the Australian and Canadian currencies in relation to the U.S. dollar between the periods.

        Costs and expenses of United States Company-owned operations decreased 9% for the quarter ended September 30, 1999 compared to the same quarter last year. This decrease was principally due to the reduced variable costs associated with the decreased revenues, offset, in part, by a charge of $3,068,000 for obsolete inventory related to the discontinued On-the-Go program. Costs and expenses of United States Company-owned operations as a percentage of United States Company-owned revenues increased from 92% to 109% between the periods principally due to the aforementioned charge for discontinued inventory and the higher proportion of fixed costs when compared to the reduced level of revenues. After including the allocable portion of general and administrative expenses, United States Company-owned operations had an operating loss of $10,053,000 for the quarter ended September 30, 1999 compared to operating income of $1,074,000 for the quarter ended September 30, 1998.

        Costs and expenses of foreign Company-owned operations increased 9% for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998, principally due to the increased variable costs associated with the increased revenues and the 7% weighted average increase in the Australian and Canadian currencies in relation to the U.S. dollar between the periods. After including the allocable portion of general and administrative expenses, foreign Company-owned operations had operating income of $2,527,000 for the quarter ended September 30, 1999 compared to operating income of $1,421,000 for the quarter ended September 30, 1998.

        Revenues from franchise operations decreased 11% from $6,552,000 to $5,857,000 for the quarters ended September 30, 1998 and 1999, respectively. This decline was principally due to a 13% decrease in the average number of franchise centres in operation between the periods. The decrease in the average number of franchise centres reflects the Company's acquisition of 13 centres from two franchisees and the net closure of six franchised centres between the periods. As of September 30, 1999 there were 116 franchised centres in operation, of which 79 were in the United States and 37 were in foreign countries, principally Australia and New Zealand. Revenues from United States franchise operations decreased from $5,101,000 to $3,546,000 for the quarters ended September 30, 1998 and 1999, respectively, while revenues from foreign franchise operations increased from $1,451,000 to $2,311,000 for the quarters ended September 30, 1998 and 1999, respectively. The decrease in revenues from United States franchise operations reflects the 19 fewer centres in operation and a decrease in the average revenue per centre experienced at United States franchised centres which resulted in reduced product sales and royalties for the Company. The increase in revenues from foreign franchise operations reflects an increase in the average revenue per centre experienced at foreign franchised centres which resulted in increased product sales and royalties for the Company.

                                  (Continued)


        Costs and expenses of franchised operations, which consist primarily of product costs, decreased 13% from $4,481,000 to $3,908,000 for the quarters ended September 30, 1998 and 1999, respectively, principally because of the reduced level of franchise operations. Franchise costs and expenses as a percentage of franchise revenues remained relatively constant between the periods.

        General and administrative expenses increased 6% from $5,958,000 to $6,286,000 and increased from 7.0% to 8.8% of total revenues for the quarters ended September 30, 1998 and 1999, respectively. The increase in general and administrative expenses is principally due to increased legal fees.

        An additional $789,000 was recorded as a charge in the accompanying consolidated statement of operations in the quarter ended September 30, 1999 with respect to the previously disclosed litigation judgment arising out of the dispute concerning the lease at the Company's former headquarters location. This additional charge consists of attorney fees awarded to the plaintiff and interest accrued on the judgment pending the appeal which has been filed seeking to overturn the judgment.

        The elements discussed above combined to result in an operating loss of $6,488,000 for the quarter ended September 30, 1999 compared to operating income of $3,567,000 for the quarter ended September 30, 1998.

Restructuring

        In November 1999, the Company announced a restructuring plan to reduce annual operating expenses. The plan includes closing 86 underperforming Company-owned centres in the United States, which represent 16% of the total United States Company-owned centres, and a staff reduction of approximately 15% at the Company's corporate headquarters. The restructuring is expected to result in a pre-tax charge of approximately $6.4 million in the quarter ending December 31, 1999, principally relating to lease buyouts, fixed asset writeoffs, severance and other termination costs. The 86 underperforming centres are scheduled to be closed not later than November 30, 1999. The centres which will be closed had revenues of approximately $4.5 million and direct operating expenses of approximately $5.3 million for the quarter ended September 30, 1999.

Year 2000

        The Company is in the process of remediating both its information technology ("IT") and non-IT systems with respect to the "year 2000" millenium change. The Company utilizes two primary IT systems: the corporate office system, which includes the general ledger and related applications, and the point-of-sale system, which is used at each of the 549 Company-owned centres in North America to record sales to customers. With respect to the corporate office system, the Company determined that its then-current system, implemented in 1991, was not year 2000 compliant. Accordingly, the Company accelerated the planned replacement of this system by purchasing a new corporate office system in the first quarter of fiscal 1999. The implementation process for this new system is substantially complete, with all critical software functions having been placed in service by June 1, 1999. The cost of the new corporate office system software of $189,000 was capitalized and is being amortized over the five year estimated useful life of the new software. The cost of new hardware, which was purchased in January 1999 for the corporate office system, was $201,000 and is being depreciated over the five year

                                  (Continued)

estimated useful life of the new hardware. Application development and implementation costs, principally fees paid to external consultants, are estimated to be $920,000, of which $863,000 has been paid as of September 30, 1999, and are being capitalized as incurred.

        With respect to the point-of-sale system, there are two basic components: the software and the hardware. The point-of-sale software has been assessed, and estimated costs to modify this software to effect year 2000 compliance totaling approximately $400,000, of which $391,000 has been paid as of September 30, 1999, are being expensed as incurred. The point-of-sale hardware is essentially a personal computer ("PC") configuration of two to four PCs at each Company-owned and franchised centre in North America. The Company completed an analysis of the hardware at these centres and concluded, based upon a study performed by an independent consultant engaged by the Company, that substantially all of this hardware required replacement. The estimated cost to replace and install this hardware is approximately $9,000 per Company-owned centre, or $4,950,000 in aggregate, which is being leased over a 48 month period. As of September 30, 1999, the Company had successfully installed the new hardware in 463 centres, representing 84% of the total Company-owned centres to be installed. The installation of the new hardware will continue through the planned completion date of November 30, 1999. Substantially all of these costs will be capitalized and depreciated over their estimated useful life of four years.

        The Company believes, based upon inquiries of its franchisees, that a majority of the franchisees will acquire the point-of-sale hardware being installed at the Company's centres, and the remainder will acquire their own year 2000 compliant hardware or operate manually.

        With respect to non-IT systems, the Company has assessed its embedded systems contained in the corporate office building and Company-owned centre locations. This assessment focused principally on the Company's telephone system hardware and software. The Company believes that all significant non-IT systems are year 2000 compliant.

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

        The Company does not separately track the internal costs, principally comprised of compensation costs for the Information Systems department, incurred with respect to the year 2000 project.

        Although the Company believes that its planning, as detailed above, will enable the Company to be adequately prepared for the year 2000, a contingency plan is also being developed. With respect to the point-of-sale system, the Company has a manual back-up system which was the Company's primary point-of-sale system from the Company's inception in 1983 through 1990. The Company believes that this manual point-of-sale system could be utilized in the event of a delay in the implementation of the plan to have the point-of-sale system year 2000 compliant. With respect to the corporate office system, the Company believes that its newly implemented system is year 2000 compliant.

        The statements set forth above relating to the Company's analysis and plans with respect to the year 2000 issue in many cases constitute forward-looking statements which are necessarily

                                  (Continued)
speculative. Actual results may differ materially from those described above. The factors that could cause actual results to differ materially include, without limitation, the following: the Company's assessment of the impact of year 2000 is ongoing and further analysis and study, as well as the testing and implementation of planned solutions, could disclose additional remedial work, with the resultant additional time and expense, necessary to permit the Company's IT and non-IT systems to be year 2000 compliant; third-party consultants and software and hardware suppliers could fail to meet timetables and projected cost estimates; third party suppliers of products and services to the Company could make mistakes in their advice to the Company with respect to their year 2000 readiness, and their failure to be year 2000 compliant could have a material adverse effect on the Company; and, the Company's estimates of the periods of time and costs necessary to complete certain analysis and implementation could be impacted by future events and conditions such as a shortage of personnel, including Company employees and outside consultants, to perform the necessary analysis and remediation work.

Legal Proceedings

        The Company, along with other weight loss programs and certain pharmaceutical companies, has been named as a defendant in an action filed in the Second Judicial District Court, State of Nevada, Washoe County (the "Nevada Litigation"). The action was commenced in August 1999 by a group of four plaintiffs, who are seeking to maintain the action as a class action on behalf of all persons in the State of Nevada who have purchased and used fenfluramine, dexfenfluramine and phentermine, alone or in combination, and who have not yet been diagnosed as having pulmonary heart disease or hypertension and/or valvular heart disease, but who are allegedly at an increased risk of developing such illnesses. The complaint includes claims against the Company and other defendants for alleged breach of express and implied warranties concerning the safety of using fenfluramine, dexfenfluramine and phentermine, and for alleged negligence in the advertising, warning, marketing and sale of these drugs. The complaint seeks a Court-supervised program funded by the defendants through which class members would undergo periodic medical testing, preventative screening and monitoring, as well as incidental damages not to exceed $75,000 per each class member, and costs of litigation including expert and attorney's fees.

        The Company has tendered the Nevada Litigation to its insurance carriers. The claims have not progressed sufficiently for the Company to estimate a range of possible loss, if any. The Company intends to defend the matter vigorously.

Financial Condition

        At September 30, 1999, the Company had cash, cash equivalents, and short-term investments totalling $38,943,000 compared to $42,014,000 at June 30, 1999. The decrease in cash, cash equivalents, and short-term investments resulted principally from $2,042,000 of net cash used in operating activities and $1,461,000 used for the purchase of property and equipment. The Company believes that its cash, cash equivalents, and short-term investments and its cash flow from operations will be adequate for its needs in the foreseeable future.

Recent Accounting Pronouncement

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities.

                                  (Continued)

SFAS 133 requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet and measurement of those derivative instruments at fair value. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities. The adoption of SFAS 133 is not expected to have a material impact on the Company's financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to a variety of risks, including changes in interest rates affecting the return on its investments and the cost of its debt, and foreign currency fluctuations.

        At September 30, 1999, the Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. The Company also maintains a short-term investment portfolio containing financial instruments with original maturities of greater than three months but less than twelve months. These financial instruments, principally comprised of high quality commercial paper, are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate 10 percent increase in interest rates would not have a material effect on the Company's financial condition or results of operations. The Company has not used derivative financial instruments in its investment portfolio.

        The Company's long-term debt at September 30, 1999 is comprised of a note payable to a bank, secured by the Company's corporate office building, with a total balance of $5,669,000 and a capital lease agreement covering certain computer hardware with a total balance of $2,727,000. The note payable bears interest at the London Interbank Offered Rate plus one percent, with quarterly interest rate adjustments, and the capital lease is at a fixed rate. Due to the relative immateriality of the long-term debt, an immediate 10 percent change in interest rates would not have a material effect on the Company's financial condition or results of operations.

        Approximately 22% of the Company's revenues for the quarter ended September 30, 1999 were generated from foreign operations, located principally in Australia and Canada. In the quarter ended September 30, 1999, the Company was subjected to a 7% weighted average increase in the Australian and Canadian currencies in relation to the U.S. dollar compared to the quarter ended September 30, 1998. Currently, the Company does not enter into forward exchange contracts or other financial instruments with respect to foreign currency.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

        (a)     Exhibits

                10. Trademark License Agreement dated July 30, 1999 between Jenny Craig, Inc and Balance Bar Company (1)

                27.     Financial Data Schedule

        (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

     ----------
     (1) The Company has requested confidential treatment for portions of this agreement.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        JENNY CRAIG, INC.

                                        By: /S/ James S. Kelly
                                           -------------------------------------
                                           James S. Kelly
                                           Vice President,
                                           Chief Financial Officer,
                                           and Treasurer



Date: November 12, 1999