Form 10-Q
period 1999-12-31
CRAIG JENNY INC /DE
filed 2000-02-14
CIK 878865

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter Ended December 31, 1999 Commission File No. 001-10887


                                JENNY CRAIG, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                     33-0366188
  ------------------------               ------------------------------------
  (State of Incorporation)               (I.R.S. Employer Identification No.)


   11355 NORTH TORREY PINES ROAD,  LA JOLLA, CA                 92037
   --------------------------------------------              ----------
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

                               Yes [X]     No [ ]

        Number of shares of common stock, $.000000005 par value, outstanding as of the close of business on February 10, 2000- 20,688,971.

ITEM 1.     FINANCIAL STATEMENTS


                       JENNY CRAIG, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                        June 30,       December 31,
                                                                          1999            1999
                                                                        --------       ------------
                                                                                        (unaudited)
ASSETS
Cash and cash equivalents ......................................        $ 38,864          28,772
Short-term investments .........................................           3,150           3,651
Accounts receivable, net .......................................           1,925           2,099
Inventories ....................................................          18,036          18,250
Prepaid expenses and other assets ..............................           4,795           2,347
                                                                        --------         -------
         Total current assets ..................................          66,770          55,119
Deferred tax assets ............................................          13,406          23,216
Cost of reacquired area franchise rights, net ..................           8,078           7,578
Property and equipment, net ....................................          24,360          26,196
                                                                        --------         -------
                                                                        $112,614         112,109
                                                                        ========         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ...............................................        $ 16,393          18,657
Accrued liabilities ............................................          15,110          21,350
Accrual for litigation judgment ................................           8,203           9,211
Deferred service revenue .......................................          10,075           8,539
                                                                        --------         -------
         Total current liabilities .............................          49,781          57,757
Note payable ...................................................           5,336           5,242
Obligation under capital lease .................................              --           2,029
                                                                        --------         -------
         Total liabilities .....................................          55,117          65,028
                                                                        --------         -------
Stockholders' equity:
Common stock $.000000005 par value, 100,000,000 shares
  authorized; 27,580,260 shares issued; 20,688,971 shares
  outstanding at June 30, 1999 and December 31, 1999 ...........              --              --
Additional paid-in capital .....................................          71,622          71,622
Retained earnings ..............................................          56,507          45,115
Accumulated other comprehensive income .........................           4,130           5,106
Treasury stock, at cost;  6,891,289 shares at June 30, 1999
  and December 31, 1999 ........................................         (74,762)        (74,762)
                                                                        --------         -------
         Total stockholders' equity ............................          57,497          47,081
Commitments and contingencies ..................................
                                                                        ========         =======
                                                                        $112,614         112,109
                                                                        ========         =======

     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ in thousands, except per share amounts)


                                                           Three Months Ended               Six Months Ended
                                                               December 31,                   December 31,
                                                          -----------------------         ----------------------
                                                           1998            1999            1998           1999
                                                          -------         -------         -------        -------
Revenues:
  Company-owned operations:
    Product sales ................................        $64,193          53,008         139,185        114,509
    Service revenue ..............................          3,869           4,123           7,951          8,276
                                                          -------         -------         -------        -------
                                                           68,062          57,131         147,136        122,785
                                                          -------         -------         -------        -------
  Franchise operations:
    Product sales ................................          5,235           4,327          10,961          9,372
    Royalties ....................................            951             674           1,777          1,476
    Initial franchise fees .......................              5              25               5             35
                                                          -------         -------         -------        -------
                                                            6,191           5,026          12,743         10,883
                                                          -------         -------         -------        -------
        Total revenues ...........................         74,253          62,157         159,879        133,668
                                                          -------         -------         -------        -------
Costs and expenses:
  Company-owned operations:
    Product ......................................         62,394          53,822         131,274        117,782
    Service ......................................          2,786           3,172           5,526          6,228
                                                          -------         -------         -------        -------
                                                           65,180          56,994         136,800        124,010
                                                          -------         -------         -------        -------
  Franchise operations:
    Product ......................................          3,652           3,144           7,715          6,633
    Other ........................................            398             361             816            780
                                                          -------         -------         -------        -------
                                                            4,050           3,505           8,531          7,413
                                                          -------         -------         -------        -------
                                                            5,023           1,658          14,548          2,245
General and administrative expenses ..............          6,176           6,512          12,134         12,798
Litigation judgment ..............................             --             219              --          1,008
Restructuring charge .............................             --           7,512              --          7,512
                                                          -------         -------         -------        -------
       Operating income (loss) ...................         (1,153)        (12,585)          2,414        (19,073)
Other income, net, principally interest ..........            466             308             931            695
                                                          -------         -------         -------        -------
       Income (loss) before taxes ................           (687)        (12,277)          3,345        (18,378)
Income taxes (benefit) ...........................           (270)         (4,667)          1,272         (6,986)
                                                          -------         -------         -------        -------
      Net income (loss) ..........................        $  (417)         (7,610)          2,073        (11,392)
                                                          =======         =======         =======        =======
      Basic and diluted net income (loss) per
          share ..................................        $  (.02)           (.37)            .10           (.55)
                                                          =======         =======         =======        =======


     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                                  Six Months Ended
                                                                                    December 31,
                                                                              -----------------------
                                                                                1998           1999
                                                                              -------         -------
Cash flows from operating activities:
    Net income (loss) ................................................        $ 2,073         (11,392)
    Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
    Depreciation and amortization ....................................          2,701           2,902
    Non-cash portion of restructuring charge .........................             --           1,303
    Provision for deferred income taxes (benefit) ....................         (4,802)         (9,810)
    Loss on write-off of cost of reacquired area franchise rights ....             --              96
    Loss on disposal of property and equipment .......................            203           1,349
   (Increase) decrease in:
              Accounts receivable ....................................            (26)           (174)
              Inventories ............................................         (2,855)           (214)
              Prepaid expenses and other assets ......................          2,264           2,448
   Increase (decrease) in:
              Accounts payable .......................................          4,327           2,264
              Accrued liabilities ....................................         (3,068)          4,310
              Accrual for litigation judgment ........................             --           1,008
              Deferred service revenue ...............................         (1,501)         (1,536)
                                                                              -------         -------
                       Net cash used in operating activities .........           (684)         (7,446)
                                                                              -------         -------

Cash flows from investing activities:
   Purchase of property and equipment ................................         (1,805)         (2,957)
  Purchase of short-term investments .................................         (4,295)         (3,375)
  Proceeds from maturity of short-term investments ...................          3,042           2,874
                                                                              -------         -------
                       Net cash used in investing activities .........         (3,058)         (3,458)
                                                                              -------         -------

Cash flows from financing activities-
   Principal payments on note payable and capital lease obligation....            (95)           (164)
                                                                              -------         -------

Effect of exchange rate changes on cash and cash .....................             15             976
equivalents
                                                                              -------         -------
Net decrease in cash and cash equivalents ............................         (3,822)        (10,092)
Cash and cash equivalents at beginning of period .....................         42,124          38,864
                                                                               ------         -------
Cash and cash equivalents at end of period ...........................        $38,302          28,772
                                                                              =======         =======


Supplemental disclosure of cash flow information:
   Income taxes paid .................................................        $ 3,832           1,464
Supplemental disclosure of investing activities:
   Equipment acquired under capital lease ............................        $    --           2,726


     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999


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

2. The weighted average number of shares used to calculate basic net income
(loss) per share was 20,688,971 for all periods presented. The impact of outstanding stock options during the periods presented did not create a difference between calculated basic net income (loss) per share and diluted net income (loss) per share. Stock options had the effect of increasing the number of shares used in the diluted net income per share calculation by application of the treasury stock method by 5,584 shares for the six months ended December 31, 1998. The effect of 2,389,800 and 2,938,500 stock options have been excluded from the calculation of diluted net loss per share for the quarter ended December 31, 1998 and the quarter and six month period ended December 31, 1999, respectively, as inclusion of the effect of the stock options would have been antidilutive.

3. Comprehensive income (loss) for the quarters and six months ended December 31, 1998 and 1999 presented below includes foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency items.

                                         Three Months Ended           Six Months Ended
                                             December 31,                December 31,
                                        --------------------         --------------------
                                         1998          1999          1998          1999
                                        -----         ------         -----        -------
Net income (loss)                       $(417)        (7,610)        2,073        (11,392)
Foreign currency translation
 adjustments                              512            497            15            976
                                        -----         ------         -----        -------
  Comprehensive income (loss)           $  95         (7,113)        2,088        (10,416)
                                        =====         ======         =====        =======

4. In November 1999, the Company announced a restructuring plan to reduce annual operating expenses. The plan included the closure of 86 underperforming Company-owned centres in the United States, which represented 16% of the total United States Company-owned centres, and a staff reduction of approximately 15% at the Company's corporate headquarters. All employees were notified in early November and the centres were closed by November 30, 1999. A charge of $7,512,000 was recorded in the quarter ended December 31, 1999 in connection with this restructuring. The charge was comprised of $3,882,000 for lease termination costs at the 86 centres, $1,563,000 for severance payments to terminated employees, $1,303,000 for the write-off of fixed assets at the closed centres, $291,000 for refunds to program participants at the closed centres, and $473,000 for other closure costs which include sign removals and demolition of leasehold improvements. The Company does not believe that there will be any material sub-lease income available with respect to the closed centres due to the relatively short remaining lease terms on the respective centres, nor does the Company believe that there will be any material salvage value of the fixed assets, which consist substantially of leasehold improvements. Of the total charge of $7,512,000, approximately $6,209,000 will require cash payments and $1,303,000 represents the non-cash write-off of fixed assets. As of December 31, 1999, the Company had made cash payments of $685,000 for lease termination costs, $547,000 for severance to terminated employees, $68,000 for refunds to program participants, and $11,000 for other closure costs. The Company estimates that the remaining cash payments of approximately $4,898,000, which is the principal reason for the increase in accrued liabilities on the accompanying balance sheet at December 31, 1999, will be substantially incurred by June 30, 2000.

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


                                                Three Months                       Six Months
                                             Ended December 31,                Ended December 31,
                                          ------------------------          -----------------------
                                            1998            1999             1998            1999
                                          --------         -------          -------         -------
Revenue:
    Company-owned operations:
       United States .............        $ 56,238          44,702          123,725          96,731
       Foreign ...................          12,429          26,054
                                                                             11,824          23,411
    Franchise operations:
       United States .............           4,888           3,328            9,989           6,874
       Foreign ...................           1,698           4,009
                                                                              1,303           2,754
Operating income (loss):
    Company-owned operations:
       United States .............         (14,615)        (24,668)
                                                                             (4,069)         (2,995)
       Foreign ...................           1,796           1,580            3,217           4,107
    Franchise operations:
       United States .............             920             109            1,521             290
       Foreign ...................             341           1,198
                                                                                200             671
Identifiable assets:
    United States ................          95,501          97,132           95,501          97,132
    Foreign ......................          12,494          14,977           12,494          14,977

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        Information provided in this Report on Form 10-Q may contain, and the Company may from time to time disseminate material and make statements which may contain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). These forward-looking statements may relate to anticipated financial performance, business prospects and similar matters. The words "expects", "anticipates", "believes", and similar words generally signify a "forward-looking" statement. These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefit of "safe-harbor" provisions of the Act. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. Among the factors that could cause actual results to differ materially are: increased competition; technological and scientific developments, including appetite suppressants and other drugs which can be used in weight-loss programs; increases in cost of food or services; lack of market acceptance of additional products and services; legislative and regulatory restrictions or actions; effectiveness of marketing and advertising programs; prevailing domestic and foreign economic conditions; and the risk factors set forth from time to time in the Company's annual reports and other reports and filings with the SEC. In particular, the Company has estimated various costs in connection with the restructuring charge, including the amount necessary to effect lease terminations, which will be dependent on future events and in some cases on the Company's ability to negotiate satisfactory termination provisions. The reader should carefully review the cautionary statements contained under the caption "Forward-Looking Statements" in Item 1 of the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

Quarter Ended December 31, 1999 as Compared to Quarter Ended December 31, 1998

The following table presents selected operating results for United States Company-owned and foreign Company-owned operations for the quarters ended December 31, 1998 and 1999 (U.S. $ in thousands):

                                         U.S. Company Owned                     Foreign Company Owned
                                             Operations                               Operations
                                     Three Months Ended Dec. 31,             Three Months Ended Dec. 31,
                               --------------------------------------      --------------------------------
                                                                 %                                     %
                                 1998             1999         Change       1998          1999       Change
                               -------           ------        ------      ------        ------      ------
Product sales                  $53,104           41,631         -22%       11,089        11,377         3%
Service revenue                  3,134            3,071          -2%          735         1,052        43%
                               -------           ------                    ------        ------
Total                           56,238           44,702         -21%       11,824        12,429         5%
Costs and expenses              55,748           47,005         -16%        9,432         9,989         6%
General and administrative       4,559            4,581           0%          596           860        44%
Litigation judgment                 --              219                        --            --
Restructuring charge                --            7,512                        --            --
                               -------           ------                    ------        ------
Operating income (loss)        $(4,069)         (14,615)                    1,796         1,580
                               -------           ------                    ------        ------
Average number of centres          528              475         -10%          110           111         1%
                               =======           ======                    ======        ======

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

        Revenues from United States Company-owned operations decreased 21% for the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998 reflecting reduced demand for the Company's products and services at United States Company-owned centres, which represented 80% of the worldwide Company-owned centres at December 31, 1999. The overall 21% decrease in revenues from United States Company-owned operations reflected a 12% decrease in the average revenue per United States Company-owned centre, from $107,000 for the quarter ended December 31, 1998 to $94,000 for the quarter ended December 31, 1999, and a 10% decrease in the average number of United States Company-owned centres in operation. The decrease in the number of United States Company-owned Centres reflects the net closure of 96 Centres between the periods, principally comprised of the closure of 86 centres in November 1999 in connection with a restructuring plan announced by the Company. Product sales, which consists primarily of food products, from United States Company-owned operations decreased 22% principally due to a 26% decrease in the number of active participants in the program between the periods. Although there was a 29% decrease in the number of new participants enrolled in the program between the periods, service revenues from United States Company-owned operations decreased only 2% principally due to an increase in the average service fee charged per new participant.

        Revenues from foreign Company-owned operations, which is derived from 85 centres in Australia and 26 centres in Canada, increased 5% principally due to a 4% weighted average increase in the Australian and Canadian currencies in relation to the U.S. dollar between the periods.

        Costs and expenses of United States Company-owned operations decreased 16% for the quarter ended December 31, 1999 compared to the same quarter last year. The decrease was principally due to the reduced variable costs associated with the decreased revenues and the decreased fixed costs associated with the decrease in the number of United States Company-owned centres in operation. Costs and expenses of United States Company-owned operations as a percentage of United States Company-owned revenues increased from 99% to 105% between the periods principally due to the higher proportion of fixed costs when compared to the reduced level of revenues.

        In November 1999, the Company announced a restructuring plan to reduce annual operating expenses. The plan included the closure of 86 underperforming Company-owned centres in the United States, which represented 16% of the total United States Company-owned centres, and a staff reduction of approximately 15% at the Company's corporate headquarters. All employees were notified in early November and the centres were closed by November 30, 1999. A charge of $7,512,000 was recorded in the quarter ended December 31, 1999 in connection with this restructuring. The charge was comprised of $3,882,000 for lease termination costs at the 86 centres, $1,563,000 for severance payments to terminated employees, $1,303,000 for the write-off of fixed assets at the closed centres, $291,000 for refunds to program participants at the closed centres, and $473,000 for other closure costs which include sign removals and demolition of leasehold improvements. The Company does not believe that there will be any material sub-lease income available with respect to the closed centres due to the relatively short remaining lease terms on the respective centres, nor does the Company believe that there will be any material salvage value of the fixed assets, which consist substantially of leasehold improvements. Of the total charge of $7,512,000, approximately $6,209,000 will require cash payments and $1,303,000 represents the non-cash write-off of fixed assets. As of December 31, 1999, the Company had made cash payments of $685,000 for lease termination costs, $547,000 for severance to terminated employees, $68,000 for refunds to program participants, and $11,000 for other closure costs. The Company estimates that the remaining cash payments of approximately $4,898,000, which is the principal reason for the increase in accrued liabilities on the accompanying balance sheet at December 31, 1999, will be substantially incurred by June 30, 2000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

        After including the allocable portion of general and administrative expenses and the restructuring charge, United States Company-owned operations incurred an operating loss of $14,615,000 for the quarter ended December 31, 1999 compared to an operating loss of $4,069,000 for the quarter ended December 31, 1998.

        Costs and expenses of foreign Company-owned operations increased 6% for the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998, principally due to the increased variable costs associated with the increased revenues and the 4% weighted average increase in the Australian and Canadian currencies in relation to the U.S. dollar between the periods. After including the allocable portion of general and administrative expenses, foreign Company-owned operations had operating income of $1,580,000 for the quarter ended December 31, 1999 compared to operating income of $1,796,000 for the quarter ended December 31, 1998.

        Revenues from franchise operations decreased 19% from $6,191,000 to $5,026,000 for the quarters ended December 31, 1998 and 1999, respectively. This decline was principally due to a 12% decrease in the average number of franchise centres in operation between the periods and a decrease in the number of new participants enrolled in the program at franchise centres, resulting in reduced product sales and royalties. The decrease in the average number of franchise Centres reflects the Company's acquisition of 13 centres from two franchisees between the periods. At December 31, 1999 there were 119 franchised centres in operation, of which 82 were in the United States and 37 were in foreign countries, principally Australia and New Zealand. Revenues from United States franchise operations decreased from $4,888,000 to $3,328,000 for the quarters ended December 31, 1998 and 1999, respectively, while revenues from foreign franchise operations increased from $1,303,000 to $1,698,000 for the quarters ended December 31, 1998 and 1999, respectively. The decrease in revenues from United States franchise operations reflects the 13 fewer centres in operation and a decrease in the average revenue per centre experienced at United States franchised centres which resulted in reduced product sales and royalties for the Company. The increase in revenues from foreign franchise operations reflects an increase in the average revenue per centre experienced at foreign franchised centres which resulted in increased product sales and royalties for the Company.

        Costs and expenses of franchised operations, which consist primarily of product costs, decreased 13% from $4,050,000 to $3,505,000 for the quarters ended December 31, 1998 and 1999, respectively, principally because of the reduced level of United States franchise operations. Franchise costs and expenses as a percentage of franchise revenues increased from 65% to 70% for the quarters ended December 31, 1998 and 1999, respectively, principally due to the reduced royalty revenue which has a higher margin than product sales.

        General and administrative expenses increased 5% from $6,176,000 to $6,512,000 and increased from 8.3% to 10.5% of total revenues for the quarters ended December 31, 1998 and 1999, respectively. The increase in general and administrative expenses is principally due to increased legal fees.

        An additional $219,000 was expensed in the quarter ended December 31, 1999 with respect to the previously disclosed litigation judgment arising out of the dispute concerning the lease at the Company's former headquarters location. This additional charge consists of interest accrued on the judgment pending the appeal which has been filed seeking to overturn the judgment.

        The elements discussed above combined to result in an operating loss of $12,585,000 for the quarter ended December 31, 1999 compared to an operating loss of $1,153,000 for the quarter ended December 31, 1998.

        Other income, net, principally interest, decreased 34% from $466,000 to $308,000 for the quarters ended December 31, 1998 and 1999, respectively. This decrease was principally due to a decrease in the average balance of cash investments between the periods.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


Year 2000

        The Company did not experience any material disruption of its information technology ("IT") or non-IT systems with respect to the "year 2000" millenium change.

        The Company utilizes two primary IT systems: the corporate office system, which includes the general ledger and related applications, and the point-of-sale system, which is used at each of the Company-owned centres in North America to record sales to customers. With respect to the corporate office system, the Company determined that its then-current system, implemented in 1991, was not year 2000 compliant. Accordingly, the Company accelerated the planned replacement of this system by purchasing a new corporate office system in the first quarter of fiscal 1999. The implementation process for this new system is substantially complete, with all critical software functions having been placed in service by June 1, 1999. The cost of the new corporate office system software of $189,000 was capitalized and is being amortized over the five year estimated useful life of the new software. The cost of new hardware, which was purchased in January 1999 for the corporate office system, was $201,000 and is being depreciated over the five year estimated useful life of the new hardware. Application development and implementation costs, principally fees paid to external consultants, are estimated to be $920,000, of which $899,000 has been paid as of December 31, 1999, and are being capitalized as incurred.

        With respect to the point-of-sale system, there are two basic components: the software and the hardware. The point-of-sale software was assessed, and costs to modify this software to effect year 2000 compliance totaling approximately $484,000 were expensed as incurred as of December 31, 1999. The point-of-sale hardware is essentially a personal computer ("PC") configuration of two to four PCs at each Company-owned and franchised centre in North America. The Company completed an analysis of the hardware at these centres and concluded, based upon a study performed by an independent consultant engaged by the Company, that substantially all of this hardware required replacement. The cost to replace and install this hardware was approximately $7,000 per Company-owned centre, or $3,850,000 in aggregate, a substantial portion of which is being leased over a 48 month period. Substantially all of these costs were capitalized and will be depreciated over their estimated useful life of four years. The Company intends to move the newly acquired computer hardware from the 86 centres which were closed in connection with the restructuring to Australia, where it will be utilized in the Company's plan to automate the existing manual point-of-sale process.


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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Six Months Ended December 31, 1999 as Compared to Six Months Ended December 31, 1998

The following table presents selected operating results for United States Company-owned and foreign Company-owned operations for the six month periods ended December 31, 1998 and 1999 (U.S. $ in thousands):

                                 U.S. Company Owned                    Foreign Company Owned
                                     Operations                              Operations
                             Six Months Ended Dec. 31,                Six Months Ended Dec. 31,
                          --------------------------------        -------------------------------
                                                      %                                    %
                            1998           1999     Change         1998         1999       Change
                          --------       -------    ------        ------       ------      ------
Product sales             $117,198        90,441      -23%        21,987       24,068         9%
Service revenue              6,527         6,290       -4%         1,424        1,986        39%
                          --------       -------                  ------       ------
Total                      123,725        96,731      -22%        23,411       26,054        11%
Costs and expenses         117,811       103,586      -12%        18,989       20,424         8%
General and                  8,909         9,294        4%         1,205        1,523        26%
administrative
Litigation judgment              -         1,008                       -            -
Restructuring charge             -         7,512                       -            -
                          --------       -------                  ------       ------
Operating income (loss)    $(2,995)      (24,669)                  3,217        4,107
                          ========       =======                  ======       =======
Average number of
 centres                       529           497       -6%           110          111         1%
                          ========       =======                  ======       ======

        Revenues from United States Company-owned operations decreased 22% for the six months ended December 31, 1999 compared to the six months ended December 31, 1998 reflecting reduced demand for the Company's products and services at United States Company-owned centres, which represented 80% of the worldwide Company-owned centres at December 31, 1999. The overall 22% decrease in revenues from United States Company-owned operations reflected a 17% decrease in the average revenue per United States Company-owned centre, from $234,000 for the six months ended December 31, 1998 to $195,000 for the six months ended December 31, 1999, and a 6% decrease in the average number of United States Company-owned centres in operation. The decrease in the number of United States Company-owned Centres reflects the net closure of 96 Centres between the periods, principally comprised of the closure of 86 centres in November 1999 in connection with a restructuring plan announced by the Company. Product sales, which consists primarily of food products, from United States Company-owned operations decreased 23% principally due to a 25% decrease in the number of active participants in the program between the periods. Although there was a 30% decrease in the number of new participants enrolled in the program between the periods, service revenues from United States Company-owned operations decreased only 4% principally due to an increase in the average service fee charged per new participant.

        Revenues from foreign Company-owned operations, which is derived from 85 centres in Australia and 26 centres in Canada, increased 11% principally due to an increase in the number of active participants in the program in Australia and a 6% weighted average increase in the Australian and Canadian currencies in relation to the U.S. dollar between the periods.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

        Costs and expenses of United States Company-owned operations decreased 12% for the six months ended December 31, 1999 compared to the same period last year. The decrease was principally due to the reduced variable costs associated with the decreased revenues and the decreased fixed costs associated with the decrease in the number of United States Company-owned centres in operation, offset, in part, by a charge of $3,068,000 for obsolete inventory related to the discontinued On-the-Go program. Costs and expenses of United States Company-owned operations as a percentage of United States Company-owned revenues increased from 95% to 107% between the periods principally due to the higher proportion of fixed costs when compared to the reduced level of revenues and the aforementioned charge for obsolete inventory.

        In November 1999, the Company announced a restructuring plan to reduce annual operating expenses. The plan included the closure of 86 underperforming Company-owned centres in the United States, which represented 16% of the total United States Company-owned centres, and a staff reduction of approximately 15% at the Company's corporate headquarters. All employees were notified in early November and the centres were closed by November 30, 1999. A charge of $7,512,000 was recorded in the six month period ended December 31, 1999 in connection with this restructuring. The charge was comprised of $3,882,000 for lease termination costs at the 86 centres, $1,563,000 for severance payments to terminated employees, $1,303,000 for the write-off of fixed assets at the closed centres, $291,000 for refunds to program participants at the closed centres, and $473,000 for other closure costs which include sign removals and demolition of leasehold improvements. The Company does not believe that there will be any material sub-lease income available with respect to the closed centres due to the relatively short remaining lease terms on the respective centres, nor does the Company believe that there will be any material salvage value of the fixed assets, which consist substantially of leasehold improvements. Of the total charge of $7,512,000, approximately $6,209,000 will require cash payments and $1,303,000 represents the non-cash write-off of fixed assets. As of December 31, 1999, the Company had made cash payments of $685,000 for lease termination costs, $547,000 for severance to terminated employees, $68,000 for refunds to program participants, and $11,000 for other closure costs. The Company estimates that the remaining cash payments of approximately $4,898,000, which is the principal reason for the increase in accrued liabilities on the accompanying balance sheet at December 31, 1999, will be substantially incurred by June 30, 2000.

        After including the allocable portion of general and administrative expenses and the restructuring charge, United States Company-owned operations incurred an operating loss of $24,669,000 for the six months ended December 31, 1999 compared to an operating loss of $2,995,000 for the six months ended December 31, 1998.

        Costs and expenses of foreign Company-owned operations increased 8% for the six months ended December 31, 1999 compared to the six months ended December 31, 1998, principally due to the increased variable costs associated with the increased revenues and the 6% weighted average increase in the Australian and Canadian currencies in relation to the U.S. dollar between the periods. After including the allocable portion of general and administrative expenses, foreign Company-owned operations had operating income of $4,107,000 for the six months ended December 31, 1999 compared to operating income of $3,217,000 for the six months ended December 31, 1998.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

        Revenues from franchise operations decreased 15% from $12,743,000 to $10,883,000 for the six months ended December 31, 1998 and 1999, respectively. This decline was principally due to a 12% decrease in the average number of franchise centres in operation between the periods and a decrease in the number of new participants enrolled in the program at franchise centres, resulting in reduced product sales and royalties. The decrease in the average number of franchise Centres reflects the Company's acquisition of 13 centres from two franchisees between the periods. At December 31, 1999 there were 119 franchised centres in operation, of which 82 were in the United States and 37 were in foreign countries, principally Australia and New Zealand. Revenues from United States franchise operations decreased from $9,989,000 to $6,874,000 for the six months ended December 31, 1998 and 1999, respectively, while revenues from foreign franchise operations increased from $2,754,000 to $4,009,000 for the six months ended December 31, 1998 and 1999, respectively. The decrease in revenues from United States franchise operations reflects the 13 fewer centres in operation and a decrease in the average revenue per centre experienced at United States franchised centres which resulted in reduced product sales and royalties for the Company. The increase in revenues from foreign franchise operations reflects an increase in the average revenue per centre experienced at foreign franchised centres which resulted in increased product sales and royalties for the Company.

        Costs and expenses of franchised operations, which consist primarily of product costs, decreased 13% from $8,531,000 to $7,413,000 for the six months ended December 31, 1998 and 1999, respectively, principally because of the reduced level of United States franchise operations. Franchise costs and expenses as a percentage of franchise revenues increased from 67% to 68% for the six months ended December 31, 1998 and 1999, respectively, principally due to the reduced royalty revenue which has a higher margin than product sales.

        General and administrative expenses increased 5% from $12,134,000 to $12,798,000 and increased from 7.6% to 9.6% of total revenues for the six months ended December 31, 1998 and 1999, respectively. The increase in general and administrative expenses is principally due to increased legal fees.

        An additional $1,008,000 was expensed in the six months ended December 31, 1999 with respect to the previously disclosed litigation judgment arising out of the dispute concerning the lease at the Company's former headquarters location. This additional charge consists of attorney fees awarded to the plaintiff and interest accrued on the judgment pending the appeal which has been filed seeking to overturn the judgment.

        The elements discussed above combined to result in operating loss of $19,073,000 for the six months ended December 31, 1999 compared to operating income of $2,414,000 for the six months ended December 31, 1998.

        Other income, net, principally interest, decreased 25% from $931,000 to $695,000 for the six months ended December 31, 1998 and 1999, respectively. This decrease was principally due to a decrease in the average balance of cash investments between the periods.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Liquidity and Capital Resources

        At December 31, 1999, the Company had cash, cash equivalents and short-term investments totaling $32,423,000 compared to $42,014,000 at June 30, 1999, reflecting a decrease during the six month period ended December 31, 1999 of $9,591,000. This decrease was principally due to $7,446,000 of net cash used in operating activities, principally resulting from the operating loss for the period, and $2,957,000 used for the purchase of property and equipment. The Company believes that its cash, cash equivalents and short-term investments and its cash flow from operations are adequate for its needs in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to a variety of risks, including changes in interest rates affecting the return on its investments and the cost of its debt, and foreign currency fluctuations.

        At December 31, 1999, the Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. The Company also maintains a short-term investment portfolio containing financial instruments with original maturities of greater than three months but less than twelve months. These financial instruments, principally comprised of high quality commercial paper, are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate 10 percent increase in interest rates would not have a material effect on the Company's financial condition or results of operations. The Company has not used derivative financial instruments in its investment portfolio.

        The Company's long-term debt at December 31, 1999 is comprised of a note payable to a bank, secured by the Company's corporate office building, with a total balance of $5,431,000 and a capital lease agreement covering certain computer hardware with a total balance of $2,657,000. The note payable bears interest at the London Interbank Offered Rate plus one percent, with quarterly interest rate adjustments, and the capital lease is at a fixed rate. Due to the relative immateriality of the note payable, an immediate 10 percent change in interest rates would not have a material effect on the Company's financial condition or results of operations.

        Approximately 23% of the Company's revenues for the quarter ended December 31, 1999 were generated from foreign operations, located principally in Australia and Canada. In the quarter ended December 31, 1999, the Company was subjected to a 4% weighted average increase in the Australian and Canadian currencies in relation to the U.S. dollar compared to the quarter ended December 31, 1998. Currently, the Company does not enter into forward exchange contracts or other financial instruments with respect to foreign currency.

PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company's 1999 Annual Meeting of Stockholders was held on November 3, 1999. At the meeting the stockholders of the Company elected the six incumbent directors for terms of one year each and until their successors are duly elected and qualified, ratified the appointment of KPMG LLP as the independent certified public accountants of the Company and its subsidiaries for the fiscal year ending June 30, 2000, and approved amendments to the Company's 1991 Stock Option Plan.

        The results of the vote to elect the six directors were as follows:

                         SHARES VOTED        SHARES FOR WHICH
NAME                          FOR         AUTHORITY WAS WITHHELD
----                     ------------    -----------------------
Sidney Craig              19,092,462             1,075,676
Jenny Craig               19,092,462             1,075,676
Scott Bice                19,094,262             1,073,876
Marvin Sears              19,092,912             1,075,226
Andrea Van de Kamp        19,094,762             1,073,376
Robert Wolf               19,094,762             1,073,376


        The results of the vote to ratify the appointment of KPMG LLP as independent certified public accountants of the Company and its subsidiaries for the fiscal year ending June 30, 2000 were as follows:

SHARES VOTED FOR    SHARES VOTED AGAINST    SHARES ABSTAINING
----------------    --------------------    -----------------
   20,147,133              7,600                  13,405


        The results of the vote to approve amendments to the Company's 1991 Stock Option Plan were as follows:

SHARES VOTED FOR    SHARES VOTED AGAINST    SHARES ABSTAINING
----------------    --------------------    -----------------
  17,309,298            2,254,583                 234,357

There were no broker non-votes on any of the matters submitted to a vote of security holders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits

              10.1 Agreement dated as of November 23, 1999 between Jenny Craig, Inc. and Patricia Larchet.

              10.2 Agreement dated as of December 1, 1999 between Jenny Craig, Inc. and Duayne Weinger.

              10.3 Agreement dated as of December 7, 1999 between Jenny Craig, Inc. and Jeanne E. McDougall.

              27.    Financial Data Schedule.


        (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            JENNY CRAIG, INC.


                                            By: /S/ James S. Kelly
                                               ---------------------------------
                                               James S. Kelly
                                               Vice President and
                                               Chief Financial Officer



Date:  February 11, 2000