Form 10-Q/A
period 1999-12-31
CRAIG JENNY INC /DE
filed 2000-03-14
CIK 878865

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A


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

This filing is being made solely to correct the presentation of Note 5 of Notes to Unaudited Consolidated Financial Statements on Page 6 of Form 10-Q for the quarter ended December 31, 1999. Due to an error in the conversion of the table to EDGAR format, certain amounts in the table were presented in incorrect columns.

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


                                                Three Months                       Six Months
                                             Ended December 31,                Ended December 31,
                                          ------------------------          -----------------------
                                            1998            1999             1998            1999
                                          --------         -------          -------         -------
Revenue:
    Company-owned operations:
       United States .............        $ 56,238          44,702          123,725          96,731
       Foreign ...................          11,824          12,429           23,411          26,054
    Franchise operations:
       United States .............           4,888           3,328            9,989           6,874
       Foreign ...................           1,303           1,698            2,754           4,009
Operating income (loss):
    Company-owned operations:
       United States .............          (4,069)        (14,615)          (2,995)        (24,668)
       Foreign ...................           1,796           1,580            3,217           4,107
    Franchise operations:
       United States .............             920             109            1,521             290
       Foreign ...................             200             341              671           1,198
Identifiable assets:
    United States ................          95,501          97,132           95,501          97,132
    Foreign ......................          12,494          14,977           12,494          14,977

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



Date: March 14, 2000