Form 10-Q
period 2000-03-31
CRAIG JENNY INC /DE
filed 2000-05-15
CIK 878865

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For the Quarter Ended March 31, 2000 Commission File No. 001-10887
                             --------------                    ----------



                                JENNY CRAIG, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             DELAWARE                                 33-0366188
--------------------------------------------------------------------------------
        (State of Incorporation)            (I.R.S. Employer Identification No.)



        11355 NORTH TORREY PINES ROAD,  LA JOLLA, CA                 92037
--------------------------------------------------------------------------------
        (Address of principal executive offices)                  (Zip Code)



        Registrant's telephone number, including area code   (858) 812-7000
                                                             --------------

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

        Number of shares of common stock, $.000000005 par value, outstanding as of the close of business on May 10, 2000- 20,688,971.

ITEM 1.     FINANCIAL STATEMENTS

                       JENNY CRAIG, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                   June 30,        March 31,
                                                                     1999            2000
                                                                   ---------       ---------
                                                                                  (unaudited)
ASSETS
Cash and cash equivalents ...................................      $  38,864          32,445
Short-term investments ......................................          3,150           1,416
Accounts receivable, net ....................................          1,925           1,324
Inventories .................................................         18,036          14,454
Prepaid expenses and other assets ...........................          4,795           1,643
                                                                   ---------       ---------
         Total current assets ...............................         66,770          51,282
Deferred tax assets .........................................         13,406          20,912
Cost of reacquired area franchise rights, net ...............          8,078           9,637
Property and equipment, net .................................         24,360          26,178
                                                                   ---------       ---------
                                                                   $ 112,614         108,009
                                                                   =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ............................................      $  16,393          15,193
Accrued liabilities .........................................         15,110          18,994
Accrual for litigation judgment .............................          8,203           9,430
Deferred service revenue ....................................         10,075          10,102
                                                                   ---------       ---------
         Total current liabilities ..........................         49,781          53,719
Note payable ................................................          5,336           5,194
Obligation under capital lease ..............................             --           1,836
                                                                   ---------       ---------
         Total liabilities ..................................         55,117          60,749
                                                                   ---------       ---------
Stockholders' equity:
  Common stock $.000000005 par value, 100,000,000 shares
    authorized; 27,580,260 shares issued; 20,688,971 shares
    outstanding at June 30, 1999 and March 31, 2000 .........             --              --
  Additional paid-in capital ................................         71,622          71,622
  Retained earnings .........................................         56,507          46,842
  Accumulated other comprehensive income ....................          4,130           3,558
  Treasury stock, at cost;  6,891,289 shares at June 30, 1999
    and March 31, 2000 ......................................        (74,762)        (74,762)
                                                                   ---------       ---------
         Total stockholders' equity .........................         57,497          47,260
Commitments and contingencies
                                                                   ---------       ---------
                                                                   $ 112,614         108,009
                                                                   =========       =========



     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ in thousands, except per share amounts)

                                                      Three Months Ended         Nine Months Ended
                                                           March 31,                 March 31,
                                                     -----------------------  -----------------------
                                                        1999         2000        1999         2000
                                                        ----         ----        ----         ----
Revenues:
  Company-owned operations:
    Product sales.............................       $  73,429       69,983     212,614      184,492
    Service revenue...........................           4,099        4,267      12,050       12,543
                                                     ----------   ----------  ----------   ----------
                                                        77,528       74,250     224,664      197,035
                                                     ----------   ----------  ----------   ----------
  Franchise operations:
    Product sales.............................           6,037        5,566      16,998       14,938
    Royalties.................................             994          961       2,771        2,437
    Initial franchise fees....................              --           --           5           35
                                                     ----------   ----------  ----------   ----------
                                                         7,031        6,527      19,774       17,410
                                                     ----------   ----------  ----------   ----------
        Total revenues........................          84,559       80,777     244,438      214,445
                                                     ----------   ----------  ----------   ----------

Costs and expenses:
  Company-owned operations:
    Product...................................          69,100       64,420     200,374      182,202
    Service...................................           2,850        2,756       8,376        8,984
                                                     ----------   ----------  ----------   ----------
                                                        71,950       67,176     208,750      191,186
                                                     ----------   ----------  ----------   ----------
  Franchise operations:
    Product...................................           4,191        4,514      11,637       11,147
    Other.....................................             590          305       1,675        1,085
                                                     ----------   ----------  ----------   ----------
                                                         4,781        4,819      13,312       12,232
                                                     ----------   ----------  ----------   ----------
                                                         7,828        8,782      22,376       11,027
General and administrative expenses...........           6,428        6,004      18,562       18,802
Litigation judgment...........................              --          219          --        1,227
Restructuring charge .........................              --           --          --        7,512
                                                     ----------   ----------  ----------   -----------
       Operating income (loss)................           1,400        2,559       3,814      (16,514)
Other income, net, principally interest.......             317          231       1,248          926
                                                     ----------   ----------  ----------   ----------
       Income (loss) before taxes.............           1,717        2,790       5,062      (15,588)
Income taxes (benefit)........................             651        1,063       1,923       (5,923)
                                                     ----------   ----------  ----------   -----------
      Net income (loss).......................       $   1,066        1,727       3,139       (9,665)
                                                     ==========   ==========  ==========   ===========

      Basic and diluted net income (loss) per
         share ...............................       $     .05          .08         .15         (.47)
                                                     ==========   ==========  ==========   ===========



     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                                 Nine Months Ended
                                                                                     March 31,
                                                                             -----------------------
                                                                                1999           2000
                                                                                ----           ----
Cash flows from operating activities:
    Net income (loss) .................................................      $  3,139         (9,665)
    Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Depreciation and amortization ..................................         4,110          4,392
       Non-cash portion of restructuring charge .......................            --          1,303
       Provision for deferred income taxes (benefit) ..................        (1,730)        (7,506)
       Provision for doubtful accounts ................................            --            300
       Loss on write-off of cost of reacquired area franchise rights ..            --             96
       Loss on disposal of property and equipment .....................           209            175
       Changes in assets and liabilities:
              Accounts receivable .....................................          (438)          (384)
              Inventories .............................................        (6,065)         3,622
              Prepaid expenses and other assets .......................          (345)         3,152
              Accounts payable ........................................         3,302         (1,200)
              Accrued liabilities .....................................        (2,844)         3,092
              Accrual for litigation judgment .........................            --          1,227
              Deferred service revenue ................................          (121)            27
                                                                             --------       --------
                       Net cash used in operating activities ..........          (783)        (1,369)
                                                                             --------       --------

Cash flows from investing activities:
   Purchase of property and equipment .................................        (3,128)        (4,012)
  Purchase of short-term investments ..................................        (6,033)        (4,200)
  Proceeds from maturity of short-term investments ....................         3,881          5,934
  Payment for acquisition of franchised centres .......................            --         (1,847)
                                                                             --------       --------
                       Net cash used in investing activities ..........        (5,280)        (4,125)
                                                                             --------       --------

Cash flows from financing activities-
   Principal payments on note payable and capital lease obligation ....          (142)          (356)
                                                                             --------       --------

Effect of exchange rate changes on cash and cash equivalents ..........           491           (569)
                                                                             --------       --------
Net decrease in cash and cash equivalents .............................        (5,714)        (6,419)
Cash and cash equivalents at beginning of period ......................        42,124         38,864
                                                                             --------       --------
Cash and cash equivalents at end of period ............................      $ 36,410         32,445
                                                                             ========       ========

Supplemental disclosure of cash flow information-
   Income taxes paid ..................................................      $  3,962            600
                                                                             ========       ========
Supplemental disclosure of non-cash investing and financing activities:
   Equipment acquired under capital lease .............................      $     --          2,726
                                                                             ========       ========
   Acquisition of franchised centres:
      Fair value of assets acquired ...................................            --          2,532
      Cancellation of accounts receivable .............................            --           (685)
                                                                             --------       --------
      Cash paid for acquisition .......................................      $     --          1,847
                                                                             ========       ========



     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

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

2. The Company has been advised by the New York Stock Exchange ("NYSE") that the Company currently falls below newly effective NYSE continued listing standards requiring total market capitalization of not less than $50,000,000 and total stockholders' equity of not less than $50,000,000. At the market close on May 10, 2000, the Company's total market capitalization was approximately $29,740,000. At March 31, 2000, the Company's total stockholders' equity was approximately $47,260,000. As required by the NYSE, the Company will be submitting a plan to the Listings and Compliance Committee of the NYSE demonstrating how the Company plans to comply with the newly effective standards by the September 2001 deadline set by the NYSE. Based upon internal estimates, the Company believes it will satisfy the new stockholders' equity standard by the NYSE deadline. After reviewing the plan, the NYSE will either accept it (following which the Company will be subject to quarterly monitoring for compliance with the plan), or not (in which event the Company will be subject to NYSE trading suspension and delisting). Should the Company's shares cease being traded on the NYSE, the Company believes that an alternative trading venue will be available.

3. The weighted average number of shares used to calculate basic net income
(loss) per share was 20,688,971 for all periods presented. The impact of outstanding stock options during the periods presented did not create a difference between calculated basic net income (loss) per share and diluted net income (loss) per share. Stock options had the effect of increasing the number of shares used in the diluted net income per share calculation by application of the treasury stock method by 298 shares and 99,672 shares for the three months ended March 31, 1999 and March 31, 2000, respectively, and by 772 shares for the nine months ended March 31, 1999. The effect of 2,635,400 stock options have been excluded from the calculation of diluted net loss per share for the nine months ended March 31, 2000, as inclusion of the effect of the stock options would have been antidilutive.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

4. Comprehensive income (loss) for the quarters and nine months ended March 31, 1999 and 2000 presented below includes foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency items.

                                                Three Months Ended           Nine Months Ended
                                                    March 31,                    March 31,
                                             -------------------------   --------------------------
                                               1999           2000          1999          2000
                                               ----           ----          ----          ----
     Net income (loss)                         $ 1,066          1,727         3,139        (9,665)
     Foreign currency translation
       adjustments                                 475        (1,548)           490          (572)
                                             ----------    -----------   -----------    -----------
       Comprehensive income (loss)              $1,541            179         3,629       (10,237)
                                             ==========    ===========   ===========    ===========


5. In November 1999, the Company announced a restructuring plan to reduce annual operating expenses. The plan included the closure of 86 underperforming Company-owned centres in the United States, which represented 16% of the total United States Company-owned centres, and a staff reduction of approximately 15% at the Company's corporate headquarters. All employees were notified in early November and the centres were closed by November 30, 1999. A charge of $7,512,000 was recorded in the quarter ended December 31, 1999 in connection with this restructuring. The charge was comprised of $3,882,000 for lease termination costs at the 86 centres, $1,563,000 for severance payments to terminated employees, $1,303,000 for the write-off of fixed assets at the closed centres, $291,000 for refunds to program participants at the closed centres, and $473,000 for other closure costs which include sign removals and demolition of leasehold improvements. The Company does not believe that there will be any material sub-lease income available with respect to the closed centres due to the relatively short remaining lease terms on the respective centres, nor does the Company believe that there will be any material salvage value of the fixed assets, which consist substantially of leasehold improvements. Of the total charge of $7,512,000, approximately $6,209,000 will require cash payments and $1,303,000 represents the non-cash write-off of fixed assets. As of March 31, 2000, the Company had made cash payments of $1,728,000 for lease termination costs, $671,000 for severance to terminated employees, $104,000 for refunds to program participants, and $546,000 for other closure costs. The Company estimates that the remaining cash payments of approximately $3,160,000, which is the principal reason for the increase in accrued liabilities on the accompanying balance sheet at March 31, 2000, will be substantially incurred by June 30, 2000.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

6. The Company operates in the weight management industry. Substantially all revenue results from the sale of weight management products and services, whether the centre is operated by the Company or its franchisees. The Company's reportable segments consist of Company-owned operations and franchise operations, further segmented by geographic area. The following presents information about the respective reportable segments ($ in thousands):

                                             Three Months                   Nine Months
                                            Ended March 31,               Ended March 31,
                                          1999           2000          1999           2000
                                       -----------    -----------    ----------    -----------
Revenue:
    Company-owned operations:
       United States                   $ 63,566         61,186       187,291        157,917
       Foreign                           13,962         13,064        37,373         39,118
    Franchise operations:
       United States                      4,953          4,459        14,613         11,059
       Foreign                            2,078          2,068         5,161          6,351
Operating income (loss):
    Company-owned operations:
       United States                     (2,032)           373        (5,027)       (24,295)
       Foreign                            2,262          1,480         5,479          5,588
    Franchise operations:
       United States                        525             55         1,680            136
       Foreign                              645            651         1,682          2,057
Identifiable assets:
    United States                        93,973         89,207        93,973         89,207
    Foreign                              16,096         18,802        16,096         18,802


7. The Company, along with other weight loss programs and certain pharmaceutical companies, has been named as a defendant in an action filed in the Second Judicial District Court, State of Nevada, Washoe County (the "Nevada Litigation"). The action was commenced in August 1999 by a group of four plaintiffs, who are seeking to maintain the action as a class action on behalf of all persons in the State of Nevada who have purchased and used fenfluramine, dexfenfluramine and phentermine, alone or in combination, and who have not yet been diagnosed as having pulmonary heart disease or hypertension and/or valvular heart disease, but who are allegedly at an increased risk of developing such illnesses. The complaint includes claims against the Company and other defendants for alleged breach of express and implied warranties concerning the safety of using fenfluramine, dexfenfluramine and phentermine, and for alleged negligence in the advertising, warning, marketing and sale of these drugs. The complaint seeks a Court-supervised program funded by the defendants through which class members would undergo periodic medical testing, preventative screening and monitoring, as well as incidental damages not to exceed $75,000 per each class member, and costs of litigation including expert and attorney's fees.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

Quarter Ended March 31, 2000 as Compared to Quarter Ended March 31, 1999

The following table presents selected operating results for United States Company-owned and foreign Company-owned operations for the quarters ended March 31, 1999 and 2000 (U.S. $ in thousands):

                                U.S. Company Owned                 Foreign Company Owned
                                    Operations                           Operations
                           Three Months Ended March 31,         Three Months Ended March 31,
                        -----------------------------------  -----------------------------------
                                                      %                                    %
                           1999          2000       Change       1999         2000       Change
                        -----------  ------------  --------  ------------  -----------  ---------
Product sales              $60,225        57,850       -4%        13,204       12,133        -8%
Service revenue              3,341         3,336        0%           758          931        23%
                        -----------  ------------            ------------  -----------
Total                       63,566        61,186       -4%        13,962       13,064        -6%
Costs and expenses          60,901        56,288       -8%        11,049       10,888        -1%
General and
administrative               4,697         4,306       -8%           651          696         7%
Litigation judgment              -           219                       -            -
                        -----------  ------------            ------------  -----------
Operating income (loss)    $(2,032)          373                   2,262        1,480
                        -----------  ------------            ------------  -----------
Average number of
centres                        526           432      -18%           110          112         2%
                        -----------  ------------            ------------  -----------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

       Revenues from United States Company-owned operations decreased 4% for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999. This 4% decrease reflected an 18% decrease in the average number of United States Company-owned centres in operation offset, in part, by a 17% increase in the average revenue per United States Company-owned centre, from $121,000 for the quarter ended March 31, 1999 to $142,000 for the quarter ended March 31, 2000. The decrease in the number of United States Company-owned centres reflects the net closure of 89 centres between the periods, principally comprised of the closure of 86 centres in November 1999 in connection with a restructuring plan announced by the Company. Product sales, which consists primarily of food products, from United States Company-owned operations also decreased 4% principally due to a 20% decrease in the number of active participants in the program between the periods (which reflects the 18% decrease in the average number of centres), offset, in part, by a 15% increase in the average amount of products purchased per active participant. The average amount of products purchased per active participant in last year's quarter was below historical levels as a result of a program called "On-the-Go" which offered lower priced products and which has since been discontinued. Although there was an overall 10% decrease in the number of new participants enrolled in the program between the periods, service revenues from United States Company-owned operations were essentially unchanged, principally due to an increase in the average service fee charged per new participant.

        Revenues from foreign Company-owned operations, which is derived from 87 centres in Australia and 26 centres in Canada, decreased 6% principally due to reduced demand at the Company's Australian centres and a 1% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar between the periods.

        Costs and expenses of United States Company-owned operations decreased 8% for the quarter ended March 31, 2000 compared to the same quarter last year. The decrease was principally due to the decreased costs associated with the decrease in the number of United States Company-owned centres in operation. Costs and expenses of United States Company-owned operations as a percentage of United States Company-owned revenues decreased from 96% to 92% between the periods principally due to reduced occupancy and compensation expenses resulting from the Company's restructuring plan.

        After including the allocable portion of general and administrative expenses, United States Company-owned operations had operating income of $373,000 for the quarter ended March 31, 2000 compared to an operating loss of $2,032,000 for the quarter ended March 31, 1999.

        Costs and expenses of foreign Company-owned operations decreased 1% for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999, principally due to the 1% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar between the periods. After including the allocable portion of general and administrative expenses, foreign Company-owned operations had operating income of $1,480,000 for the quarter ended March 31, 2000 compared to operating income of $2,262,000 for the quarter ended March 31, 1999.

        Revenues from franchise operations decreased 7% from $7,031,000 to $6,527,000 for the quarters ended March 31, 1999 and 2000, respectively. This decline was principally due to a 12% decrease in the average number of franchise centres in operation between the periods. The decrease

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

in the average number of franchise centres reflects the Company's acquisition of 23 centres from six franchisees in the United States between the periods. During the quarter ended March 31, 2000, the Company acquired 10 franchise centres for cash payments of $1,847,000 and forgiveness of approximately $685,000 in receivables from the sellers. The selling franchisees had asserted claims in connection with the sale by a licensee of certain products in their markets and the centres were acquired in the context of the resolution of those claims. At March 31, 2000 there were 112 franchised centres in operation, of which 75 were in the United States and 37 were in foreign countries, principally Australia and New Zealand.

        Costs and expenses of franchised operations, which consist primarily of product costs, increased 1% from $4,781,000 to $4,819,000 for the quarters ended March 31, 1999 and 2000, respectively, notwithstanding the decrease in the number of franchised centres. The increase in costs and expenses was principally due to a $300,000 provision for doubtful accounts recorded in the quarter ended March 31, 2000. Franchise costs and expenses as a percentage of franchise revenues increased from 68% to 74% for the quarters ended March 31, 1999 and 2000, respectively, principally due to the aforementioned provision in the quarter ended March 31, 2000.

        General and administrative expenses decreased 7% from $6,428,000 to $6,004,000 and decreased from 7.6% to 7.4% of total revenues for the quarters ended March 31, 1999 and 2000, respectively. The decrease in general and administrative expenses is principally due to reduced compensation expenses resulting from the restructuring plan and reduced external consultant expenses.

        An additional $219,000 was expensed in the quarter ended March 31, 2000 with respect to the previously disclosed litigation judgment arising out of the dispute concerning the lease at the Company's former headquarters location. This additional charge consists of interest accrued on the judgment pending the appeal which has been filed seeking to overturn the judgment.

        The elements discussed above combined to result in operating income of $2,559,000 for the quarter ended March 31, 2000 compared to operating income of $1,400,000 for the quarter ended March 31, 1999.

        Other income, net, principally interest, decreased 27% from $317,000 to $231,000 for the quarters ended March 31, 1999 and 2000, respectively. This decrease was principally due to a decrease in the average balance of cash investments between the periods.


Year 2000

        The Company did not experience any material disruption of its information technology ("IT") or non-IT systems with respect to the "year 2000" millenium change. As previously reported, the Company essentially replaced its two primary IT systems in connection with its planning with respect to the "year 2000" issue. The total cost of the remediation was approximately $5,644,000, which was principally comprised of equipment purchases, a portion of which was financed under a 48 month capital lease agreement with a total balance of $2,512,000 as of March 31, 2000.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Nine Months Ended March 31, 2000 as Compared to Nine Months Ended March 31, 1999

The following table presents selected operating results for United States Company-owned and foreign Company-owned operations for the nine month periods ended March 31, 1999 and 2000 (U.S. $ in thousands):

                                U.S. Company Owned                  Foreign Company Owned
                                    Operations                           Operations
                           Nine Months Ended March 31,           Nine Months Ended March 31,
                        -----------------------------------  -----------------------------------
                                                      %                                    %
                           1999          2000       Change       1999         2000       Change
                        -----------  ------------  --------  ------------  -----------  ---------
Product sales            $ 177,423       148,291      -16%        35,191       36,201         3%
Service revenue              9,868         9,626       -2%         2,182        2,917        34%
                        ------------ ------------            ------------  -----------
Total                      187,291       157,917      -16%        37,373       39,118         5%
Costs and expenses         178,712       159,874      -11%        30,038       31,312         4%
General and
administrative              13,606        13,599        0%         1,856        2,218        20%
Litigation judgment              -         1,227                       -            -
Restructuring charge             -         7,512                       -            -
                        ------------ -------------           ------------  -----------
Operating income (loss)  $  (5,027)      (24,295)                  5,479        5,588
                        -----------  ------------            ------------  -----------
Average number of
centres                        528           478       -9%           110          111         1%
                        -----------  ------------            ------------  -----------

         Revenues from United States Company-owned operations decreased 16% for the nine months ended March 31, 2000 compared to the nine months ended March 31, 1999 reflecting reduced demand for the Company's products and services at United States Company-owned centres, which represented 79% of the worldwide Company-owned centres at March 31, 2000. The overall 16% decrease in revenues from United States Company-owned operations reflected a 7% decrease in the average revenue per United States Company-owned centre, from $355,000 for the nine months ended March 31, 1999 to $330,000 for the nine months ended March 31, 2000, and a 9% decrease in the average number of United States Company-owned centres in operation. The decrease in the number of United States Company-owned centres reflects the net closure of 89 centres between the periods, principally comprised of the closure of 86 centres in November 1999 in connection with a restructuring plan announced by the Company. Product sales, which consists primarily of food products, from United States Company-owned operations decreased 16% principally due to a 23% decrease in the number of active participants in the program between the periods. Although there was a 22% decrease in the number of new participants enrolled in the program between the periods, service revenues from United States Company-owned operations decreased only 2% principally due to an increase in the average service fee charged per new participant.

        Revenues from foreign Company-owned operations, which is derived from 87 centres in Australia and 26 centres in Canada, increased 5% principally due to a 3% weighted average increase in the Australian and Canadian currencies in relation to the U.S. dollar between the periods.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

         Costs and expenses of United States Company-owned operations decreased 11% for the nine months ended March 31, 2000 compared to the same period last year. The decrease was principally due to the reduced variable costs associated with the decreased revenues and the decreased fixed costs associated with the decrease in the number of United States Company-owned centres in operation, offset, in part, by a charge of $3,068,000 for obsolete inventory related to the discontinued On-the-Go program. Costs and expenses of United States Company-owned operations as a percentage of United States Company-owned revenues increased from 95% to 101% between the periods principally due to the higher proportion of fixed costs when compared to the reduced level of revenues and the aforementioned charge for obsolete inventory.

         In November 1999, the Company announced a restructuring plan to reduce annual operating expenses. The plan included the closure of 86 underperforming Company-owned centres in the United States, which represented 16% of the total United States Company-owned centres, and a staff reduction of approximately 15% at the Company's corporate headquarters. All employees were notified in early November and the centres were closed by November 30, 1999. A charge of $7,512,000 was recorded in the six month period ended December 31, 1999 in connection with this restructuring. The charge was comprised of $3,882,000 for lease termination costs at the 86 centres, $1,563,000 for severance payments to terminated employees, $1,303,000 for the write-off of fixed assets at the closed centres, $291,000 for refunds to program participants at the closed centres, and $473,000 for other closure costs which include sign removals and demolition of leasehold improvements. The Company does not believe that there will be any material sub-lease income available with respect to the closed centres due to the relatively short remaining lease terms on the respective centres, nor does the Company believe that there will be any material salvage value of the fixed assets, which consist substantially of leasehold improvements. Of the total charge of $7,512,000, approximately $6,209,000 will require cash payments and $1,303,000 represents the non-cash write-off of fixed assets. As of March 31, 2000, the Company had made cash payments of $1,728,000 for lease termination costs, $671,000 for severance to terminated employees, $104,000 for refunds to program participants, and $546,000 for other closure costs. The Company estimates that the remaining cash payments of approximately $3,160,000, which is the principal reason for the increase in accrued liabilities on the accompanying balance sheet at March 31, 2000, will be substantially incurred by June 30, 2000.

        After including the allocable portion of general and administrative expenses and the restructuring charge, United States Company-owned operations incurred an operating loss of $24,295,000 for the nine months ended March 31, 2000 compared to an operating loss of $5,027,000 for the nine months ended March 31, 1999.

        Costs and expenses of foreign Company-owned operations increased 4% for the nine months ended March 31, 2000 compared to the nine months ended March 31, 1999 principally due to the 3% weighted average increase in the Australian and Canadian currencies in relation to the U.S. dollar between the periods. After including the allocable portion of general and administrative expenses, foreign Company-owned operations had operating income of $5,588,000 for the nine months ended March 31, 2000 compared to operating income of $5,479,000 for the nine months ended March 31, 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

         Revenues from franchise operations decreased 12% from $19,774,000 to $17,410,000 for the nine months ended March 31, 1999 and 2000, respectively. This decline was principally due to a 12% decrease in the average number of franchise centres in operation between the periods. The decrease in the average number of franchise centres reflects the Company's acquisition of 23 centres from six franchisees between the periods. During the quarter ended March 31, 2000, the Company acquired 10 franchised centres for cash payments of approximately $1,847,000 and forgiveness of approximately $685,000 in receivables from the sellers. The selling franchisees had asserted claims in connection with the sale by a licensee of certain products in their markets and the centres were acquired in the context of the resolution of those claims. At March 31, 2000 there were 112 franchised centres in operation, of which 75 were in the United States and 37 were in foreign countries, principally Australia and New Zealand. Revenues from United States franchise operations decreased from $14,613,000 to $11,059,000 for the nine months ended March 31, 1999 and 2000, respectively, while revenues from foreign franchise operations increased from $5,161,000 to $6,351,000 for the nine months ended March 31, 1999 and 2000, respectively. The decrease in revenues from United States franchise operations reflects the 12% decrease in the average number of franchised centres in operation and a decrease in the average revenue per centre experienced at United States franchised centres which resulted in reduced product sales and royalties for the Company. The increase in revenues from foreign franchise operations reflects an increase in the average revenue per centre experienced at foreign franchised centres which resulted in increased product sales and royalties for the Company.

        Costs and expenses of franchised operations, which consist primarily of product costs, decreased 8% from $13,312,000 to $12,232,000 for the nine months ended March 31, 1999 and 2000, respectively, principally because of the reduced level of United States franchise operations. Franchise costs and expenses as a percentage of franchise revenues increased from 67% to 70% for the nine months ended March 31, 1999 and 2000, respectively, principally due to the reduced royalty revenue which has a higher margin than product sales, and a $300,000 provision for doubtful accounts recorded in the nine months ended March 31, 2000.

        General and administrative expenses increased 1% from $18,562,000 to $18,802,000 and increased from 7.6% to 8.8% of total revenues for the nine months ended March 31, 1999 and 2000, respectively. The increase in general and administrative expenses is principally due to increased legal fees.

        An additional $1,227,000 was expensed in the nine months ended March 31, 2000 with respect to the previously disclosed litigation judgment arising out of the dispute concerning the lease at the Company's former headquarters location. This additional charge consists of attorney fees awarded to the plaintiff and interest accrued on the judgment pending the appeal which has been filed seeking to overturn the judgment.

        The elements discussed above combined to result in an operating loss of $16,514,000 for the nine months ended March 31, 2000 compared to operating income of $3,814,000 for the nine months ended March 31, 1999.

        Other income, net, principally interest, decreased 26% from $1,248,000 to $926,000 for the nine months ended March 31, 1999 and 2000, respectively. This decrease was principally due to a decrease in the average balance of cash investments between the periods.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Liquidity and Capital Resources

         At March 31, 2000, the Company had cash, cash equivalents and short-term investments totaling $33,861,000 compared to $42,014,000 at June 30, 1999, reflecting a decrease during the nine month period ended March 31, 2000 of $8,153,000. This decrease was principally due to the net cash used in operating activities, including cash payments of $3,049,000 in connection with the Company's restructuring plan, $4,012,000 used for the purchase of property and equipment, and $1,847,000 used to acquire centres from franchisees. The Company believes that its cash, cash equivalents and short-term investments and its cash flow from operations are adequate for its needs in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to a variety of risks, including changes in interest rates affecting the return on its investments and the cost of its debt, and foreign currency fluctuations.

        At March 31, 2000, the Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. The Company also maintains a short-term investment portfolio containing financial instruments with original maturities of greater than three months but less than twelve months. These financial instruments, principally comprised of high quality commercial paper, are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate 10 percent increase in interest rates would not have a material effect on the Company's financial condition or results of operations. The Company has not used derivative financial instruments in its investment portfolio.

        The Company's long-term debt at March 31, 2000 is comprised of a note payable to a bank, secured by the Company's corporate office building, with a total balance of $5,384,000 and a capital lease agreement covering certain computer hardware with a total balance of $2,512,000. The note payable bears interest at the London Interbank Offered Rate plus one percent, with quarterly interest rate adjustments, and the capital lease is at a fixed rate. Due to the relative immateriality of the note payable, an immediate 10 percent change in interest rates would not have a material effect on the Company's financial condition or results of operations.

        Approximately 19% of the Company's revenues for the quarter ended March 31, 2000 were generated from foreign operations, located principally in Australia and Canada. In the quarter ended March 31, 2000, the Company was subjected to a 1% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar compared to the quarter ended March 31, 1999. Currently, the Company does not enter into forward exchange contracts or other financial instruments with respect to foreign currency.

PART II - OTHER INFORMATION


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits
               --------
               10.1     Jenny Craig Inc. Stock Option Plan, as amended. (Compensatory Plan)

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



Date:  May 12, 2000