Form 10-K
period 2000-06-30
CRAIG JENNY INC /DE
filed 2000-09-28
CIK 878865

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                         COMMISSION FILE NO. 001-10887

                               JENNY CRAIG, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      33-0366188
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)

        11355 NORTH TORREY PINES ROAD,
             LA JOLLA, CALIFORNIA                                  92037
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 1, 2000, there were 20,688,971 shares of the registrant's common stock outstanding, par value $.000000005, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on September 1, 2000) was approximately $12,548,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 2000 are incorporated by reference into Part II. The information called for by Part III is incorporated by reference from the definitive Proxy Statement of the Registrant which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               JENNY CRAIG, INC.

                                 2000 FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
Item 1.   Business....................................................    1
Item 1a.  Executive Officers of the Registrant........................    8
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................    9
Item 4.   Submission of Matters to a Vote of Security Holders.........    9
Item 5.   Market for Registrant's Common Stock and Related Stockholder
          Matters.....................................................    9
Item 6.   Selected Financial Data.....................................    9
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    9
Item 7a.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    9
Item 8.   Financial Statements and Supplementary Data.................    9
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................    9
Item 10.  Directors and Executive Officers of the Registrant..........   10
Item 11.  Executive Compensation......................................   10
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   10
Item 13.  Certain Relationships and Related Transactions..............   10
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   10

                                     PART I

ITEM 1. BUSINESS

GENERAL BUSINESS DESCRIPTION

     Jenny Craig, Inc. (the "Company") provides a comprehensive weight management program (the "Program") through a chain of Company-owned and franchised weight loss centres operating under the name JENNY CRAIG WEIGHT LOSS CENTRES ("centres"). As of September 1, 2000, there were 434 Company-owned and 73 franchised weight loss centres throughout the United States, and 113 Company-owned and 38 franchised centres in Australia, New Zealand and Canada. Through these centres the Company sells JENNY CRAIG CUISINE, its portion and calorie controlled food products ("Jenny's Cuisine"), to participants in the Program. As of September 1, 2000, there were approximately 64,000 active participants in the Program in the United States, and 21,000 active participants in foreign markets.

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

     Fluctuations In Quarterly Operating Results; Seasonality. The Company has experienced and expects to continue to experience fluctuations in its quarterly results of operations. The Company's revenues are affected by a number of factors, including the volume and timing of customer leads, success of marketing and advertising programs, success of introductions of new services and products, activities of competitors and the ability of the Company to penetrate new markets. The Company's business is seasonal with revenues generally decreasing in the quarter ending December 31 and during the summer months. The Company may also choose to reduce prices or to increase advertising spending in response to competition or to pursue new market opportunities, all or any of which may materially adversely affect the Company's results of operations.

     General Economy. The Company's future success will depend on the general strength of the economy in the regions where the Company's centres are located, both within and outside the United States. Any weakness in the general economy of such areas may have a material adverse impact on the Company's results of operations.

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

     Each participant is allowed to utilize the centre's facilities and personnel until the participant's weight loss goal has been achieved. During the course of the Program a participant loses an average of 1 to 1.5 pounds per week. While the length of time a participant remains on the weight loss portion of the Program varies with the amount of desired weight loss and how long a participant chooses to continue on the Program, an average participant remains on the Program for approximately three to four months.

     Participants in the Program pay a fixed service fee which covers all aspects of the Program other than the purchase of Jenny's Cuisine. The Company offers a Gold Program which includes a weight loss module and an audio walking program for a fee which was $199 as of September 1, 2000. A significant number of participants who enroll in the Program purchase a Platinum Program for a fixed fee which was $296 at September 1, 2000. The Platinum Program includes a weight loss module, a weight maintenance module, an audio walking program, a Jenny Craig cookbook, Program return privileges, as well as an ability to obtain a refund of a portion of the service fee if certain criteria are met. In addition, the Company may offer special limited introductory programs for a lower fee. During the weight loss portion of the Program, participants pay an average of between $50 and $75 per week for Jenny's Cuisine. Fees charged for the service portion of the Program are generally paid at commencement. In some states participants have the legal right to withdraw from the Program within specified periods following purchase and to receive a refund of the fees. Even when not so required, the Company's policy is to refund a pro rata portion of the fees upon request.

JENNY CRAIG CUISINE

     Jenny's Cuisine is portion and calorie controlled and consists of a nutritionally balanced variety of foods. The Company employs registered dietitians to assist it in developing its meal plans and food products.

     The Company believes that its healthful, high quality and good tasting food products have contributed in large part to the Company's success. Currently, the Company supplies its centres with approximately 70 different breakfast, lunch, dinner and snack food items for use in the Program, including prepackaged frozen meals, shelf-stable and canned foods, snacks, and dried products. The Company generally updates its menu once per year. Current food items include such entrees as Blueberry Waffles, French Toast with Berries, Stuffed Shells, Baked Turkey, Rising Crust Pizza, Chicken Fajitas, Teriyaki Beefsteak, Pasta Primavera, and Chili Con Carne.

     Product sales, principally comprised of Jenny's Cuisine, accounted for 94% and 93% of the Company's revenues in fiscal 1999 and 2000, respectively. For the year ended June 30, 1999, the Company's gross revenues from product sales were $301,120,000 compared to $270,781,000 for the year ended June 30, 2000.

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

HISTORICAL GROWTH

     The Company commenced operations in Australia in 1983 and became one of the largest weight loss companies in that country with 69 Company-owned and franchised centres by the end of fiscal 1985. Following its success in the Australian market, and recognizing the opportunities to market the Program successfully in the United States, the Company expanded its operations to the United States by initially opening 13 Company-owned centres in the Los Angeles metropolitan area in February 1985 and six centres in the Chicago metropolitan area in September 1985. The Company's growth through September 1, 2000 as measured by the number of centres operating is shown in the following table:

                                                           AT JUNE 30,                                    AT
                               -------------------------------------------------------------------   SEPTEMBER 1,
                               1991   1992   1993   1994   1995   1996   1997   1998   1999   2000       2000
                               ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ------------
Company-owned
  United States..............  326    370    476    502    478    485    542    533    524    437        434
  Foreign....................   86     88    103    106    102    103    106    110    110    113        113
                               ---    ---    ---    ---    ---    ---    ---    ---    ---    ---        ---
                               412    458    579    608    580    588    648    643    634    550        547
                               ---    ---    ---    ---    ---    ---    ---    ---    ---    ---        ---
Franchise
  United States..............  186    199    176    159    154    159    113    101     86     72         73
  Foreign....................   30     37     39     43     43     36     36     37     37     38         38
                               ---    ---    ---    ---    ---    ---    ---    ---    ---    ---        ---
                               216    236    215    202    197    195    149    138    123    110        111
                               ---    ---    ---    ---    ---    ---    ---    ---    ---    ---        ---
     Total...................  628    694    794    810    777    783    797    781    757    660        658
                               ===    ===    ===    ===    ===    ===    ===    ===    ===    ===        ===

     The number of franchise centres owned by affiliates at June 30, 2000 and September 1, 2000 was 18.

     In fiscal 2000, the Company closed 100 United States Company-owned centres, principally comprised of 86 centres closed in November 1999 in connection with a restructuring plan implemented by the Company. Also during fiscal 2000, the Company acquired 17 centres from five franchisees in the United States, and sold four centres to a franchisee in the United States. In addition, one franchise centre was opened and two franchised centres were closed in the United States in fiscal 2000.

     In fiscal 1999, the Company acquired six centres from a franchisee in the United States and closed 15 United States Company-owned centres. Also during fiscal 1999, two United States franchise centres were opened and 11 United States franchise centres were closed.

     In fiscal 1998, the Company acquired eight centres from two franchisees in the United States, opened 13 United States Company-owned centres and closed 30 United States Company-owned centres. Also during fiscal 1998, two United States franchise centres were opened and six United States franchise centres were closed.

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

     As of September 1, 2000, the Company had 111 centres operating pursuant to franchise agreements, of which 73 were located throughout the United States, 16 in Australia, 18 in New Zealand and 4 in Canada. During fiscal 2000, the Company acquired 17 centres from five franchisees in the United States.

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

COMPETITION

     The weight loss business is highly competitive and the Company competes against a number of companies of various sizes, some of which may have greater financial resources than the Company. The Company's principal direct competition is from the international chain Weight Watchers International, as well as regional and local weight loss businesses, some of which include supervision by or consultation with doctors or nurses. The Company also competes against self-administered weight loss regimens, internet-based weight loss programs, doctors, nutritionists, dietitians, the pharmaceutical industry and certain government agencies and non-profit groups which offer weight control help by means of medication, diets, exercise and weight loss drugs. The Company also competes against food manufacturers and distributors which are developing and marketing low-calorie and diet products to weight-conscious consumers. In addition, new or different products or methods of weight control are continually being introduced. Such competition and any increase in competition, including new pharmaceuticals and other technological and scientific developments in weight control, may have a materially adverse impact on the Company.

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

EMPLOYEES

     As of September 1, 2000 the Company had approximately 3,210 employees, of which 2,540 were located in the United States, 530 were located in Australia, and 140 were located in Canada. None of the Company's workers in the United States are represented by a labor union. The Company has never had a strike or lockout and considers its employee relations to be excellent.

ITEM 1a. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers of the Company:

    NAME OF EXECUTIVE OFFICER      AGE                        POSITION(S) HELD
    -------------------------      ---                        ----------------
Sidney Craig.....................  68    Chairman of the Board, Chief Executive Officer and Director
Jenny Craig......................  68    Chairman of the Executive Committee and Director
Patricia Larchet.................  38    President and Chief Operating Officer and Director
Duayne Weinger...................  51    Vice Chairman, Chief Administrative Officer and Director
Barbara Barry....................  49    Vice President, Marketing
James S. Kelly...................  39    Vice President, Chief Financial Officer and Treasurer
Alan V. Dobies...................  52    Vice President, Corporate Services

     Sidney Craig has been Chairman of the Company or its predecessors since 1983 and served as Chief Executive Officer from 1983 through April 1994. In October 1997, Mr. Craig was elected Chief Executive Officer of the Company.

     Jenny Craig has served as Chairman of the Executive Committee since September 2000, as Vice Chairman of the Company from September 1991 to September 2000, as President and Chief Operating Officer of the Company or its predecessors from 1983 to August 1991 and as a director of the Company or its predecessors from 1983 to date. Mrs. Craig served as President of the Company from October 1997 through December 1998. Sidney Craig and Jenny Craig are husband and wife.

     Patricia Larchet, a director of the Company since September 2000, has served as President and Chief Operating Officer of the Company since December 1999. Prior to serving as the Company's President, Ms. Larchet was General Manager of the Australian subsidiary of the Company. Ms. Larchet has worked for the Company since 1985.

     Duayne Weinger has served as Chief Administrative Officer since December 1999, and as Vice Chairman of the Company since September 2000. From 1994 until joining the Company, Mr. Weinger was a private investor. From 1987 until 1994, Mr. Weinger owned and operated franchised centres of the Company. Mr. Weinger is a director of Party City Corporation. Mr. Weinger is the son-in-law of Sidney and Jenny Craig.

     Barbara Barry has served as Vice President, Marketing since June 2000. From June 1999 until June 2000, Ms. Barry was Vice President of Sales, Marketing and Merchandising for 3 Day Blinds Inc., a custom manufacturer and retailer of hard window coverings. From June 1997 until June 1999, Ms. Barry was Director of Marketing for Smart and Final, a 220 store retail chain. From April 1994 until June 1997, Ms. Barry was Senior Brand Development Manager for Unocal 76 Products.

     James S. Kelly has served as Vice President, Chief Financial Officer and Treasurer since June 1999 after having served as Vice President and Controller since 1993 and as Controller from 1989 through 1993. From January 1983 to January 1989, Mr. Kelly was employed by KPMG LLP, an international accounting firm, most recently as an audit manager.

     Alan V. Dobies has served as Vice President, Corporate Services since June 1990. From July 1988 to May 1990, Mr. Dobies was Vice President, Operations of Joico International, a manufacturer of professional hair-care products.

     Executive officers are elected to serve until their successors are elected and qualified.

ITEM 2. PROPERTIES

     At September 1, 2000, there were 547 Company-owned centres, all of which are in leased premises, of which 434 were in the United States, 87 were in Australia, and 26 were in Canada. A majority of the leases for Company-owned centres were entered into for an initial period of five years. The leases require fixed monthly rental payments which are subject to various adjustments. The centres are generally located in retail shopping areas on major commercial thoroughfares and generally occupy approximately 1,800 to 2,200 square feet of space consisting of a reception area, individual counseling rooms, and food storage space.

     The Company owns a 75,000 square foot office building located in La Jolla, California in which its executive offices are located. The building is subject to a promissory note to a bank, secured by a deed of trust, which had a balance owing of $5,337,000 as of June 30, 2000. The Company leases a warehouse in Rancho Cucamonga, California for its food and non-food inventory. The Company's executive offices in Australia are leased and are located in Melbourne, and the Company also owns a warehouse in Sunshine, Australia.

     The Company believes that its executive office and warehouse space is adequate for its current needs and that additional space will be available at reasonable costs as needed.

ITEM 3. LEGAL PROCEEDINGS

     The Nevada Litigation described in Item 3 of the Company's Report on Form 10-K for the year ended June 30, 1999 has been dismissed against the Company by the plaintiffs in this matter. The Nevada Litigation was dismissed without prejudice, which means that the plaintiffs may reinstitute the litigation if they choose to do so.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Material appearing under the caption "Common Stock Data" on page 28 of the Annual Report to Shareholders of Jenny Craig, Inc. for the fiscal year ended June 30, 2000 ("2000 Annual Report") is hereby incorporated by this reference.

ITEM 6. SELECTED FINANCIAL DATA

     Material appearing under the caption "Selected Financial Data" on the inside front cover of the Company's 2000 Annual Report is hereby incorporated by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Material appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 11 of the Company's 2000 Annual Report is hereby incorporated by this reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Material appearing under the caption "Quantitative and Qualitative Disclosures About Market Risk" on page 11 of the Company's 2000 Annual Report is hereby incorporated by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and subsidiaries, related notes to consolidated financial statements, and material appearing under the caption "Independent Auditors' Report" on pages 12 through 26 of the Company's 2000 Annual Report are hereby incorporated by this reference. Material appearing under the caption "Selected Quarterly Financial Information" on page 27 of the Company's 2000 Annual Report is hereby incorporated by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2000. Information regarding executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Item 1a hereof.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A. FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

FINANCIAL STATEMENTS

     The following appear in the 2000 Annual Report at the pages indicated below and are incorporated into Part II by reference:

(1)  Independent Auditors' Report................................  Page 26
(2)  Consolidated Balance Sheets as of June 30, 1999 and 2000....  Page 12
(3)  Consolidated Statements of Operations for the Years Ended     Page 13
     June 30, 1998, 1999 and 2000................................
(4)  Consolidated Statements of Stockholders' Equity for the       Page 14
     Years Ended June 30, 1998, 1999 and 2000....................
(5)  Consolidated Statements of Cash Flows for the Years Ended     Page 15
     June 30, 1998, 1999 and 2000................................
(6)  Notes to Consolidated Financial Statements..................  Pages 16 to 25

SCHEDULES

     The following financial statement schedule appears on page 14 of this report:

     II. Valuation and Qualifying Accounts

Schedules other than the schedule listed above are omitted because they are either not required or not applicable.

EXHIBITS

EXHIBIT                          DESCRIPTION
-------                          -----------
  3.1    Amended and Restated Certificate of Incorporation of
         Registrant (Incorporated herein by reference to Exhibit 3.1 to the Report on Form 10-K of the Company for the fiscal
         year ended June 30, 1997.)
  3.4    Restated By-laws of Registrant.(1)
 10.1    Jenny Craig, Inc. Management Deferred Bonus Program.(1)(2)
 10.2    Agreement dated as of May 10, 1999 between Jenny Craig, Inc.
         and James Kelly. (Incorporated herein by reference to
         Exhibit 10.2 to the Report on Form 10-K of the Company for
         the fiscal year ended June 30, 1999.)(3)
 10.3    Jenny Craig, Inc. Stock Option Plan, as amended.
         (Incorporated herein by reference to Exhibit 10.1 to the
         Report on Form 10-Q of the Company for the three month
         period ended March 31, 2000.)(2)
 10.4    Executive Employment Agreement between Jenny Craig, Inc. and
         Jenny Craig. See Exhibit 10.8 for Amendment thereto.(1)(3)
 10.5    Executive Employment Agreement between Jenny Craig, Inc. and
         Sid Craig. See Exhibit 10.10 for Amendment thereto.(1)(3)
 10.6    Agreement dated as of May 10, 1999 between Jenny Craig, Inc.
         and Alan Dobies. (Incorporated herein by reference to
         Exhibit 10.6 to the Report on Form 10-K of the Company for
         the fiscal year ended June 30, 1999.)(3)
 10.7    Trademark License Agreement dated July 30, 1999 between
         Jenny Craig, Inc. and Balance Bar Company. (Incorporated
         herein by reference to Exhibit 10 to the Report on Form 10-Q of the Company for the three month period ended September
         30, 1999.)
 10.8    Agreement dated as of September 14, 1994 between Jenny Craig and Jenny Craig, Inc. amending Exhibit 10.4.(3)
 10.10   Agreement dated as of September 14, 1994 between Sidney
         Craig and Jenny Craig, Inc., amending Exhibit 10.5.(3)
 10.11   Agreement dated as of November 23, 1999 between Jenny Craig,
         Inc. and Patricia Larchet. (Incorporated herein by reference to Exhibit 10.1 to the Report on Form 10-Q of the Company
         for the three month period ended December 31, 1999.)(3)
 10.12   Lease between Jenny Craig Distributing Pty. Ltd. And Indalia
         Pty. Ltd. dated November 16, 1990.(1)
 10.13   Agreement dated as of December 1, 1999 between Jenny Craig,
         Inc. and Duayne Weinger. (Incorporated herein by reference to Exhibit 10.2 to the Report on Form 10-Q of the Company
         for the three month period ended December 31, 1999.)(3)
 10.14   Standard Form Lease dated May 14, 1996 between Jenny Craig
         Products, Inc. and RCDC Associates Limited Partnership
         (Incorporated herein by reference to Exhibit 10.14 to the
         Report on Form 10-K of the Company for the fiscal year ended
         June 30, 1997.)
 10.15   Agreement dated as of December 7, 1999 between Jenny Craig,
         Inc. and Jeanne E. McDougal. (Incorporated herein by
         reference to Exhibit 10.3 to the Report on Form 10-Q of the
         Company for the three month period ended December 31,
         1999.)(3)
 10.16   Tax Allocation and Indemnity Agreement among New York Life
         Insurance Company et al, Security Pacific National Bank
         individually and as Agent, Jenny Craig, Inc., Jenny Craig
         Weight Loss Centres, Inc., Craig Enterprises, Inc., SJF
         Enterprises, Inc., Sid Craig and Jenny Craig dated as of
         June 30, 1989, as amended.(1)
 10.17   Consent Order, effective May 4, 1998, in the matter of Jenny
         Craig, Inc., a corporation, and Jenny Craig International,
         Inc., a corporation. (Incorporated herein by reference to
         Exhibit 10.42 to the Report on Form 10-K of the Company for
         the fiscal year ended June 30, 1998.)
 10.18   Supply Agreement between Jenny Craig Weight Loss Centres,
         Inc. and IBM Foods, d/b/a Overhill Farms, dated September
         22, 1988, with amendments.(1)

EXHIBIT                          DESCRIPTION
-------                          -----------
 10.19   Amended and Restated Agreement dated as of August 20, 1996 between Marvin Sears and Jenny Craig, Inc. (Incorporated
         herein by reference to Exhibit 10.36 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1996.)(2)
 10.20   Supply Agreement between Jenny Craig Weight Loss Centres,
         Inc. and Campbell Soup Company, dated June 1, 1991.(1)
 10.21   Metropolitan Insurance and Annuity Company Key Man Life
         Insurance Policy Relating to Jenny Craig.(1)
 10.23   Prudential Insurance Company of America Key Man Life
         Insurance Policy Relating to Jenny Craig.(1)
 13.     Portions of the Annual Report to Shareholders with respect to the fiscal year ended June 30, 2000 which are
         incorporated by reference in this Form 10-K.
 18.     Preferability Letter from KPMG LLP with respect to change in accounting method. (Incorporated herein by reference to
         Exhibit 18 to the Report on Form 10-K of the Company for the
         fiscal year ended June 30, 1997.)
 22.     List of Subsidiaries (Incorporated herein by reference to
         Exhibit 22 to the Report on Form 10-K of the Company for the
         fiscal year ended June 30, 1997.)
 23.     Independent Auditors' Consent.
 27.     Financial Data Schedule.

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

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Stockholders and Board of Directors
Jenny Craig, Inc.:

     Under date of August 18, 2000, we reported on the consolidated balance sheets of Jenny Craig, Inc. and subsidiaries as of June 30, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2000, as contained in the 2000 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended June 30, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item
14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                           KPMG LLP

San Diego, California
August 18, 2000

                                                                     SCHEDULE II

                       JENNY CRAIG, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1999 AND 2000
                                ($ IN THOUSANDS)

                                               CHARGED                                  CHARGED
                                    BALANCE       TO      CHARGED            BALANCE       TO      CHARGED            BALANCE
                                       AT       COSTS        TO                 AT       COSTS        TO                 AT
                                    JUNE 30,     AND       OTHER     WRITE   JUNE 30,     AND       OTHER     WRITE   JUNE 30,
           DESCRIPTION                1997     EXPENSES   ACCOUNTS   OFFS      1998     EXPENSES   ACCOUNTS   OFFS      1999
           -----------              --------   --------   --------   -----   --------   --------   --------   -----   --------
Allowance for Doubtful Accounts...   1,190         --         --     (110)    1,080       500         --       --      1,580
Accumulated Amortization --
  Reacquired Area Franchise Rights
  and Other Intangibles...........   4,598      1,051       (408)      --     5,241       805        144       --      6,190
Accumulated Amortization --
  Computer Software...............   1,360         91         --       --     1,451       164         --       --      1,615

                                    CHARGED
                                       TO      CHARGED            BALANCE
                                     COSTS        TO                 AT
                                      AND       OTHER     WRITE   JUNE 30,
           DESCRIPTION              EXPENSES   ACCOUNTS   OFFS      2000
           -----------              --------   --------   -----   --------
Allowance for Doubtful Accounts...     85          --      (93)    1,572
Accumulated Amortization --
  Reacquired Area Franchise Rights
  and Other Intangibles...........    815        (192)     (60)    6,753
Accumulated Amortization --
  Computer Software...............    443          --      (45)    2,013

           See accompanying Independent Auditors' Report on Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 26, 2000                  JENNY CRAIG, INC.

                                          By:       /s/ SIDNEY CRAIG
                                            ------------------------------------
                                            Sidney Craig
                                            Chairman of the Board and Chief
                                              Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                               TITLE                         DATE
             ---------                               -----                         ----
          /s/ SIDNEY CRAIG              Chairman of the Board and Chief     September 26, 2000
------------------------------------      Executive Officer (Principal
            Sidney Craig                       Executive Officer)

          /s/ JENNY CRAIG             Chairman of the Executive Committee   September 26, 2000
------------------------------------              and Director
            Jenny Craig

         /s/ JAMES S. KELLY             Vice President, Chief Financial     September 26, 2000
------------------------------------    Officer and Treasurer (Principal
           James S. Kelly              Financial and Accounting Officer)

        /s/ PATRICIA LARCHET             President and Chief Operating      September 26, 2000
------------------------------------          Officer and Director
          Patricia Larchet

         /s/ DUAYNE WEINGER           Vice Chairman, Chief Administrative   September 26, 2000
------------------------------------          Officer and Director
           Duayne Weinger

           /s/ SCOTT BICE                           Director                September 26, 2000
------------------------------------
             Scott Bice

          /s/ MARVIN SEARS                          Director                September 26, 2000
------------------------------------
            Marvin Sears

       /s/ ANDREA VAN DE KAMP                       Director                September 26, 2000
------------------------------------
         Andrea Van de Kamp

          /s/ ROBERT WOLF                           Director                September 26, 2000
------------------------------------
            Robert Wolf