Form 10-Q
period 2000-09-30
CRAIG JENNY INC /DE
filed 2000-11-14
CIK 878865

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For the Quarter Ended September 30, 2000       Commission File No. 001-10887



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

                                 Yes [X] No [ ]

Number of shares of common stock, $.000000005 par value, outstanding as of the close of business on November 10, 2000 - 20,688,971.

ITEM 1. FINANCIAL STATEMENTS

                       JENNY CRAIG, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                             June 30,     September 30,
                                                                               2000            2000
                                                                            ---------       ---------
                                                                                            (unaudited)
ASSETS
Cash and cash equivalents ............................................      $  34,710          34,139
Short-term investments ...............................................            925              --
Accounts receivable, net .............................................          2,271           1,973
Inventories ..........................................................         11,785          10,932
Prepaid expenses and other assets ....................................          5,625           6,094
Deferred tax assets ..................................................            864             864
                                                                            ---------       ---------
                Total current assets .................................         56,180          54,002
Deferred tax assets ..................................................         16,696          14,535
Cost of reacquired area franchise rights and other intangibles, net ..          8,658           8,219
Property and equipment, net ..........................................         25,797          24,817
Other assets .........................................................            630             535
                                                                            ---------       ---------
                                                                            $ 107,961         102,108
                                                                            =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable .....................................................      $  13,473          12,545
Accrued liabilities ..................................................         15,515          15,119
Current installments of obligation under capital lease ...............            642             652
Accrual  for litigation judgment .....................................          9,649           9,868
Deferred service revenue .............................................         10,175          10,052
                                                                            ---------       ---------
                 Total current liabilities ...........................         49,454          48,236
Note payable, excluding current installments .........................          5,147           5,100
Obligation under capital lease, excluding current installments .......          1,732           1,511
                                                                            ---------       ---------
                 Total liabilities ...................................         56,333          54,847

Stockholders' equity:
    Common stock $.000000005 par value, 100,000,000 shares authorized;
        27,580,260 shares issued; 20,688,971 shares
        outstanding at June 30, 2000 and September 30, 2000 ..........             --              --
    Additional paid-in capital .......................................         71,622          71,622
    Retained earnings ................................................         49,415          47,679
    Accumulated other comprehensive income ...........................          5,353           2,722
    Treasury stock, at cost: 6,891,289 shares at June 30, 2000 and
        September 30, 2000 ...........................................        (74,762)        (74,762)
                                                                            ---------       ---------
                Total stockholders' equity ...........................         51,628          47,261
Commitments and contingencies ........................................
                                                                            ---------       ---------
                                                                            $ 107,961         102,108
                                                                            =========       =========

     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ in thousands, except per share amounts)


                                                             Three Months Ended
                                                                September 30,
                                                           ----------------------
                                                             1999          2000
                                                           --------      --------
Revenues:
     Company-owned operations:
         Product sales...............................      $ 61,501        57,103
         Service revenue .............................        4,153         4,253
                                                           --------      --------
                                                             65,654        61,356
                                                           --------      --------
     Franchise operations:
         Product sales ...............................        5,045         4,251
         Royalties ...................................          802           711
         Initial franchise fees ......................           10            75
                                                           --------      --------
                                                              5,857         5,037
                                                           --------      --------
                Total revenues .......................       71,511        66,393
                                                           --------      --------
Costs and expenses:
     Company-owned operations:
         Product .....................................       63,945        56,099
         Service .....................................        3,071         3,101
                                                           --------      --------
                                                             67,016        59,200
                                                           --------      --------
     Franchise operations:
         Product .....................................        3,374         3,051
         Other .......................................          534           257
                                                           --------      --------
                                                              3,908         3,308
                                                           --------      --------
                                                                587         3,885
General and administrative expenses ..................        6,286         5,593
Litigation judgment ..................................          789           219
                                                           --------      --------
         Operating loss ..............................       (6,488)       (1,927)
Other income, net, principally interest ..............          387           345
                                                           --------      --------
         Loss before income taxes ....................       (6,101)       (1,582)
Income taxes (benefit) ...............................       (2,319)          154
                                                           --------      --------
            Net loss .................................     $ (3,782)       (1,736)
                                                           ========      ========

          Basic and diluted net loss per share .......     $   (.18)         (.08)
                                                           ========      ========





     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                                 Three Months Ended
                                                                                   September 30,
                                                                               ----------------------
                                                                                 1999          2000
                                                                               --------      --------
Cash flows from operating activities:
    Net loss .............................................................     $ (3,782)       (1,736)
    Adjustments to reconcile net loss to net cash  provided
      by (used in) operating activities:
      Depreciation and amortization ......................................        1,493         1,372
      Provision for deferred income taxes (benefit) ......................       (3,263)        2,161
      Loss on write-off of cost of reacquired area franchise rights ......           94           209
      Loss on disposal of property and equipment .........................            4             1
      (Increase) decrease in:
              Accounts receivable ........................................         (125)          298
              Inventories ................................................          181           853
              Prepaid expenses and other assets ..........................        2,523          (374)
      Increase (decrease) in:
              Accounts payable ...........................................          291          (928)
              Accrued liabilities ........................................         (330)         (396)
              Accrual for litigation judgment ............................          789           219
              Income taxes payable .......................................           --            --
              Deferred service revenue ...................................           83          (123)
                                                                               --------      --------
                       Net cash provided by (used in) operating activities       (2,042)        1,556
                                                                               --------      --------

Cash flows from investing activities:
   Purchase of property and equipment ....................................       (1,461)         (163)
   Purchase of short-term investments ....................................       (1,850)           --
   Proceeds from maturity of short-term investments ......................        1,379           925
                                                                               --------      --------
                       Net cash provided by (used in) investing activities       (1,932)          762
                                                                               --------      --------

Cash flows from financing activities:
   Principal payments on note payable and capital lease ..................          (47)         (258)
                                                                               --------      --------

Effect of exchange rate changes on cash and cash equivalents .............          479        (2,631)
                                                                               --------      --------
Net decrease in cash and cash equivalents ................................       (3,542)         (571)
Cash and cash equivalents at beginning of period .........................       38,864        34,710
                                                                               --------      --------
Cash and cash equivalents at end of period ...............................     $ 35,322        34,139
                                                                               ========      ========

Supplemental disclosure of cash flow information:
   Income taxes paid .....................................................     $  1,276           465
   Interest paid .........................................................           91           156
Supplemental disclosure of investing activities:
   Equipment acquired under capital lease ................................        2,727            --


     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

1. The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for the full year. These statements should be read in conjunction with the June 30, 2000 consolidated financial statements.

2. The weighted average number of shares used to calculate basic net loss per share was 20,688,971 for the quarters ended September 30, 1999 and 2000. The calculation of diluted net loss per share for the quarters ended September 30, 1999 and 2000 excluded the effect of 2,167,000 and 2,462,000 stock options, respectively, as their effect would be antidilutive.

3. Comprehensive loss for the quarters ended September 30, 1999 and 2000 presented below includes foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency items.

                                                          Three Months Ended
                                                             September 30,
                                                       ------------------------
                                                         1999             2000
                                                       -------          -------
Net loss                                               $(3,782)          (1,736)
Foreign currency translation adjustments                   479           (2,631)
                                                       -------          -------
Comprehensive loss                                     $(3,303)          (4,367)
                                                       =======          =======

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

                                                            Three Months
                                                         Ended September 30,
                                                      1999                2000
                                                    --------             ------
Revenue:
       Company-owned operations:
             United States                          $ 52,029             51,733
             Foreign                                  13,625              9,623
       Franchise operations:
             United States                             3,546              3,613
             Foreign                                   2,311              1,424
Operating income (loss):
       Company-owned operations:
             United States                           (10,053)            (3,281)
             Foreign                                   2,527                481
       Franchise operations:
             United States                               181                428
             Foreign                                     857                445
Identifiable assets:
       United States                                  97,529             86,728
       Foreign                                        15,295             15,380

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        Information provided in this Report on Form 10-Q may contain, and the Company may from time to time disseminate material and make statements which may contain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). These forward-looking statements may relate to anticipated financial performance, business prospects and similar matters. The words "expects," "anticipates," "believes," and similar words generally signify a "forward-looking" statement. These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefit of "safe-harbor" provisions of the Act. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. Among the factors that could cause actual results to differ materially are: increased competition; technological and scientific developments, including appetite suppressants and other drugs which can be used in weight-loss programs; increases in cost of food or services; lack of market acceptance of additional products and services; legislative and regulatory restrictions or actions; effectiveness of marketing and advertising programs; prevailing domestic and foreign economic conditions; and the risk factors set forth from time to time in the Company's annual reports and other reports and filings with the SEC. The reader should carefully review the cautionary statements contained under the caption "Forward-Looking Statements" in Item 1 of the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

Quarter Ended September 30, 2000 as Compared to Quarter Ended September 30, 1999

The following table presents selected operating results for United States Company-owned and foreign Company-owned operations for the quarters ended September 30, 1999 and 2000 (U.S. $ in thousands):

                                       U.S. Company Owned                      Foreign Company Owned
                                           Operations                               Operations
                                   Three Months Ended Sept. 30,             Three Months Ended Sept. 30,
                                ----------------------------------        -------------------------------
                                                              %                                       %
                                  1999            2000      Change         1999          2000      Change
                                ----------------------------------        -------------------------------
Product sales                   $ 48,810         48,256       -1%         12,691         8,847      -30%
Service revenue                    3,219          3,477        8%            934           776      -17%
                                -----------------------                   --------------------
Total                             52,029         51,733       -1%         13,625         9,623      -29%
Costs and expenses                56,581         50,770      -10%         10,435         8,430      -19%
General and administrative         4,712          4,025      -15%            663           712        7%
Litigation judgment                  789            219        -               -             -        -
                                -----------------------                   --------------------
Operating income (loss)         $(10,053)        (3,281)      67%          2,527           481      -81%
                                -----------------------                   --------------------
Average number of centres            526            435      -17%            110           113        3%
                                -----------------------                   --------------------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


               Revenues from United States Company-owned operations, which represented 79% of the worldwide Company-owned centres at September 30, 2000, decreased 1% for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999. The decrease in revenues from United States Company-owned operations was the result of a 17% decrease in the average number of United States Company-owned centres in operation, offset, in part by a 20% increase in the average revenue per United States Company-owned centre, from $99,000 for the quarter ended September 30, 1999 to $119,000 for the quarter ended September 30, 2000. The decrease in the number of United States Company-owned centres reflects the closure of 89 centres between the periods, principally comprised of the closure of 86 centres in November 1999 in connection with a restructuring plan implemented by the Company. Product sales, which consists primarily of food products, from United States Company-owned operations decreased 1% principally due to a 5% decrease in the number of active participants in the program between the periods. Service revenues from United States Company-owned operations increased 8% principally due to an increase in the average service fee charged per new participant.

            Revenues from foreign Company-owned operations, which is derived from 87 centres in Australia and 26 centres in Canada, decreased 29% principally due to reduced demand at the Company's Australian centres. The Company believes that the introduction of Xenical, a prescription drug for the treatment of obesity, in May 2000 and a new goods and services tax in the Australian market have contributed to the revenue decline. There was a 12% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar between the periods.

            Costs and expenses of United States Company-owned operations decreased 10% for the quarter ended September 30, 2000 compared to the same quarter last year. The quarter ended September 30, 1999 included a charge of $3,068,000 for obsolete inventory related to the discontinued On-the-Go program. The 10% decrease was principally due to the reduced fixed costs associated with the decrease in the number of United States Company-owned centres in operation, and the absence of the charge of $3,068,000 for obsolete inventory. Costs and expenses of United States Company-owned operations as a percentage of United States Company-owned revenues decreased from 109% to 98% between the periods principally due to the reduced fixed costs and the absence of the aforementioned charge for discontinued inventory. After including the allocable portion of general and administrative expenses, United States Company-owned operations had an operating loss of $3,281,000 for the quarter ended September 30, 2000 compared to an operating loss of $10,053,000 for the quarter ended September 30, 1999.

            Costs and expenses of foreign Company-owned operations decreased 19% for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999, principally due to the decreased variable costs associated with the decreased revenues from the Australian operations and the 12% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar between the periods. After including the allocable portion of general and administrative expenses, foreign Company-owned operations had operating income of $481,000 for the quarter ended September 30, 2000 compared to operating income of $2,527,000 for the quarter ended September 30, 1999.

          Revenues from franchise operations decreased 14% from $5,857,000 to $5,037,000 for the quarters ended September 30, 1999 and 2000, respectively. This decline was principally due to a 6% decrease in the average number of franchise centres in operation between the periods and a

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


decrease in the revenues at foreign franchised centres which resulted in reduced product sales and royalties for the Company. The decrease in the average number of franchise centres reflects the Company's net acquisition of six centres from franchisees between the periods. As of September 30, 2000 there were 111 franchised centres in operation, of which 73 were in the United States and 38 were in foreign countries, principally Australia and New Zealand.

           Costs and expenses of franchised operations, which consist primarily of product costs, decreased 15% from $3,908,000 to $3,308,000 for the quarters ended September 30, 1999 and 2000, respectively, principally because of the reduced level of franchise operations. Franchise costs and expenses as a percentage of franchise revenues remained relatively constant between the periods.

           General and administrative expenses decreased 11% from $6,286,000 to $5,593,000 and decreased from 8.8% to 8.4% of total revenues for the quarters ended September 30, 1999 and 2000, respectively. The decrease in general and administrative expenses is principally due to reduced legal and consulting expenses.

           A charge of $219,000 was recorded in the accompanying consolidated statement of operations in the quarter ended September 30, 2000 with respect to the previously disclosed litigation judgment arising out of the dispute concerning the lease at the Company's former headquarters location. This charge consists of interest accrued on the judgment pending the appeal which has been filed seeking to overturn the judgment. At September 30, 2000 the total amount accrued for this litigation judgment was $9,868,000.

           The elements discussed above combined to result in an operating loss of $1,927,000 for the quarter ended September 30, 2000 compared to an operating loss of $6,488,000 for the quarter ended September 30, 1999.

           Income taxes (benefit) for the quarter ended September 30, 2000 includes income taxes at an effective rate of 37% on the Company's foreign taxable income, but does not reflect any benefit for the net operating loss incurred by the Company's United States operations.

Financial Condition

           At September 30, 2000, the Company had cash, cash equivalents, and short-term investments totaling $34,139,000 compared to $35,635,000 at June 30, 2000. The decrease in cash, cash equivalents, and short-term investments resulted principally from the operating loss for the period. The Company believes that its cash, cash equivalents, and short-term investments and its cash flow from operations will be adequate for its needs in the foreseeable future.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Recent Accounting Pronouncements

               In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133, as amended by SFAS 137, requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet and measurement of those derivative instruments at fair value. SFAS 133 was amended by SFAS 137 which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133, as amended, is not expected to have a material impact on the Company's financial position or results of operations.

               In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". The Company will be required to adopt SAB 101, as amended, in the fourth quarter of fiscal 2001. SAB 101 requires, among other things, that up-front fees be recognized over the term of the agreement, unless the fees are in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company does not expect this to have a material impact on the Company's financial position or results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

      The Company is exposed to a variety of risks, including changes in interest rates affecting the return on its investments and the cost of its debt, and foreign currency fluctuations.

      At September 30, 2000, the Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. The Company also, at times, maintains a short-term investment portfolio containing financial instruments with original maturities of greater than three months but less than twelve months. These financial instruments, principally comprised of high quality commercial paper, are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate 10 percent increase in interest rates would not have a material effect on the Company's financial condition or results of operations. The Company has not used derivative financial instruments in its investment portfolio.

       The Company's long-term debt at September 30, 2000 is comprised of a note payable to a bank, secured by the Company's corporate office building, with a total balance of $5,290,000 and a capital lease agreement covering certain computer hardware with a total balance of $2,163,000. The note payable bears interest at the London Interbank Offered Rate plus one percent, with quarterly interest rate adjustments, and the capital lease is at a fixed rate. Due to the relative immateriality of the long-term debt, an immediate 10 percent change in interest rates would not have a material effect on the Company's financial condition or results of operations.

       Approximately 17% of the Company's revenues for the quarter ended September 30, 2000 were generated from foreign operations, located principally in Australia and Canada. In the quarter ended September 30, 2000, the Company was subjected to a 12% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar compared to the quarter ended September 30, 1999. Currently, the Company does not enter into forward exchange contracts or other financial instruments with respect to foreign currency.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits
          --------
             27.         Financial Data Schedule

     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

-----------

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                JENNY CRAIG, INC.

                                By: /s/ James S. Kelly
                                   ------------------------------
                                   James S. Kelly
                                   Vice President,
                                   Chief Financial Officer, and Treasurer



Date:  November 13, 2000