Form 10-Q
period 2000-12-31
CRAIG JENNY INC /DE
filed 2001-02-14
CIK 878865

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended December 31, 2000

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

                                 Yes [X] No [ ]

Number of shares of common stock, $.000000005 par value, outstanding as of the close of business on February 9, 2001 - 20,688,971.

================================================================================

ITEM 1. FINANCIAL STATEMENTS

                       JENNY CRAIG, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                               June 30,      December 31,
                                                                                 2000            2000
                                                                              ---------      ------------
                                                                                     (unaudited)
ASSETS
Cash and cash equivalents ..............................................      $  34,710          32,056
Short-term investments .................................................            925              --
Accounts receivable, net ...............................................          2,271           2,268
Inventories ............................................................         11,785          10,581
Prepaid expenses and other assets ......................................          5,625           4,706
Deferred tax assets ....................................................            864              --
                                                                              ---------       ---------
         Total current assets ..........................................         56,180          49,611
Deferred tax assets ....................................................         16,696              --
Cost of reacquired area franchise rights, net ..........................          8,658           7,982
Property and equipment, net ............................................         25,797          23,936
Other assets ...........................................................            630             508
                                                                              ---------       ---------
                                                                              $ 107,961          82,037
                                                                              =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable .......................................................      $  13,473          14,308
Accrued liabilities ....................................................         15,515          14,997
Current installments of obligation under capital lease .................            642             665
Accrual for litigation judgment ........................................          9,649          10,087
Deferred service revenue ...............................................         10,175           9,610
                                                                              ---------       ---------
         Total current liabilities .....................................         49,454          49,667
Note payable, excluding current installments ...........................          5,147           5,052
Obligation under capital lease, excluding current installments .........          1,732           1,395
                                                                              ---------       ---------
         Total liabilities .............................................         56,333          56,114
Stockholders' equity:
  Common stock $.000000005 par value, 100,000,000 shares authorized;
    27,580,260 shares issued; 20,688,971 shares outstanding at
    June 30, 2000 and December 31, 2000 ................................             --              --

  Additional paid-in capital ...........................................         71,622          71,622
  Retained earnings ....................................................         49,415          26,068
  Accumulated other comprehensive income ...............................          5,353           2,995
  Treasury stock, at cost; 6,891,289 shares at June 30, 2000
    and December 31, 2000 ..............................................        (74,762)        (74,762)
                                                                              ---------       ---------
         Total stockholders' equity ....................................         51,628          25,923
                                                                              ---------       ---------
Commitments and contingencies ..........................................      $ 107,961          82,037
                                                                              =========       =========

     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ in thousands, except per share amounts)


                                                               Three Months Ended             Six Months Ended
                                                                  December 31,                   December 31,
                                                             -----------------------       -----------------------
                                                               1999           2000           1999           2000
                                                             --------       --------       --------       --------
Revenues:
  Company-owned operations:
    Product sales .....................................      $ 53,008         51,672        114,509        108,775
    Service revenue ...................................         4,123          4,090          8,276          8,343
                                                             --------       --------       --------       --------
                                                               57,131         55,762        122,785        117,118
                                                             --------       --------       --------       --------
  Franchise operations:
    Product sales .....................................         4,327          4,259          9,372          8,510
    Royalties .........................................           674            613          1,476          1,324
    Initial franchise fees ............................            25             50             35            125
                                                             --------       --------       --------       --------
                                                                5,026          4,922         10,883          9,959
                                                             --------       --------       --------       --------
        Total revenues ................................        62,157         60,684        133,668        127,077
                                                             --------       --------       --------       --------

Costs and expenses:
  Company-owned operations:
    Product ...........................................        53,822         52,074        117,782        108,173
    Service ...........................................         3,172          3,094          6,228          6,195
                                                             --------       --------       --------       --------
                                                               56,994         55,168        124,010        114,368
                                                             --------       --------       --------       --------
  Franchise operations:
    Product ...........................................         3,144          3,307          6,633          6,359
    Other .............................................           361            308            780            564
                                                             --------       --------       --------       --------
                                                                3,505          3,615          7,413          6,923
                                                             --------       --------       --------       --------
                                                                1,658          1,901          2,245          5,786
General and administrative expenses ...................         6,512          5,653         12,798         11,246
Litigation judgment ...................................           219            219          1,008            438
Restructuring charge ..................................         7,512             --          7,512             --
                                                             --------       --------       --------       --------
       Operating loss .................................       (12,585)        (3,971)       (19,073)        (5,898)
Other income, net, principally interest ...............           308            412            695            757
                                                             --------       --------       --------       --------
       Loss before taxes ..............................       (12,277)        (3,559)       (18,378)        (5,141)
Income taxes (benefit) ................................        (4,667)        18,053         (6,986)        18,207
                                                             --------       --------       --------       --------
      Net loss ........................................      $ (7,610)       (21,612)       (11,392)       (23,348)
                                                             ========       ========       ========       ========
      Basic and diluted net loss per share ............      $   (.37)         (1.04)          (.55)         (1.13)
                                                             ========       ========       ========       ========

     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                                              Six Months Ended
                                                                                                December 31,
                                                                                          -----------------------
                                                                                            1999           2000
                                                                                          --------       --------
Cash flows from operating activities:
  Net loss .........................................................................      $(11,392)       (23,348)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization .................................................         2,902          2,740
     Non-cash portion of restructuring charge ......................................         1,303             --
     Provision for deferred income taxes (benefit) .................................        (9,810)        17,560
     Loss on write-off of cost of reacquired area franchise rights .................            96            192
     Loss (gain) on disposal of property and equipment .............................         1,349            (63)
     Changes in assets and liabilities:
        Accounts receivable ........................................................          (174)             3
        Inventories ................................................................          (214)         1,204
        Prepaid expenses and other assets ..........................................         2,448          1,041
        Accounts payable ...........................................................         2,264            835
        Accrued liabilities ........................................................         4,310           (518)
        Accrual for litigation judgment ............................................         1,008            438
        Deferred service revenue ...................................................        (1,536)          (565)
                                                                                          --------       --------
                 Net cash used in operating activities .............................        (7,446)          (481)
                                                                                          --------       --------

Cash flows from investing activities:
  Purchase of property and equipment ...............................................        (2,957)          (557)
  Purchase of short-term investments ...............................................        (3,375)            --
  Proceeds from maturity of short-term investments .................................         2,874            925
                                                                                          --------       --------
                 Net cash used in investing activities .............................        (3,458)           368
                                                                                          --------       --------

Cash flows from financing activities:
  Principal payments on note payable and capital lease obligation ..................          (164)          (409)
                                                                                          --------       --------

Effect of exchange rate changes on cash and cash equivalents .......................           976         (2,132)
                                                                                          --------       --------
Net decrease in cash and cash equivalents ..........................................       (10,092)        (2,654)
Cash and cash equivalents at beginning of period ...................................        38,864         34,710
                                                                                          --------       --------
Cash and cash equivalents at end of period .........................................      $ 28,772         32,056
                                                                                          ========       ========

Supplemental disclosure of cash flow information:
  Income taxes paid ................................................................      $  1,464            854
  Interest paid ....................................................................      $    231            285

Supplemental disclosure of non-cash investing and financing activities:
  Equipment acquired under capital lease ...........................................      $  2,726             --

     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


1. The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for the full year. These statements should be read in conjunction with the June 30, 2000 consolidated financial statements. The following Significant Accounting Policies are provided to clarify/supplement the Summary of Significant Accounting Policies contained in Note 1 of Notes to Consolidated Financial Statements accompanying the Company's June 30, 2000 consolidated financial statements:

      Impairment of Long-Lived Assets

      The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Reacquired area franchise rights are evaluated for recoverability on an individual area franchise basis. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

      Revenue Recognition

      Revenue from product sales, which is substantially comprised of food products, whether sold to participants at Company-owned centres or sold to franchisees, is recognized upon receipt of the product by the customer. Product sales are non-returnable.

      Certain weight loss programs enable the customer to receive a refund of a portion of the service fee if certain criteria are met. The Company provides a liability at the time of sale for the estimated portion of the service fee to be refunded based upon historical experience.

      Stock-Based Compensation

      Under SFAS 123, options issued to non-employees in exchange for goods or services received are recorded at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

2. During the quarter ended December 31, 2000, the Company concluded that the deferred tax asset valuation allowance should be increased due to the uncertainty of realizing certain tax loss carryforwards and other deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Accordingly, the Company recorded a non-cash charge of $17,721,000 to provide a full valuation allowance for the balance of the U.S. net deferred tax asset. Management's assessment was based principally on the losses experienced by the Company

                       JENNY CRAIG, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

in the U.S. for the first six months of fiscal 2001, together with less than expected operating results in January 2001, following two consecutive profitable quarters ended March 31, 2000 and June 30, 2000.

3. In November 1999, the Company implemented a restructuring plan to reduce annual operating expenses. The plan included the closure of 86 underperforming Company-owned centres in the United States, which represented 16% of the total United States Company-owned centres, and a staff reduction of approximately 15% at the Company's corporate headquarters. A charge of $7,512,000 was recorded in the quarter ended December 31, 1999 in connection with this restructuring. In June 2000, the Company reversed $602,000 of the originally estimated $7,512,000 restructuring charge because actual costs were less than the costs projected when the restructuring was implemented. The revised charge of $6,910,000 was comprised of $3,593,000 for lease termination costs, $1,544,000 for severance payments to 110 terminated employees, $1,144,000 for the write-off of fixed assets, $109,000 for refunds to program participants and $520,000 for other closure costs. None of the fixed assets subject to the write-off remained in use after the November 1999 centre closures. Of the revised charge of $6,910,000, approximately $5,766,000 requires cash payments and $1,144,000 represents the non-cash write-off of fixed assets. As of December 31, 2000, the Company had made cash payments of $3,000,000 for lease termination costs, $1,432,000 for severance to terminated employees, $112,000 for refunds to program participants, and $697,000 for other closure costs. The Company estimates that the remaining cash payments of approximately $525,000 will be substantially incurred by June 30, 2001.

4. The weighted average number of shares used to calculate basic net loss per share was 20,688,971 for all periods presented. The calculation of diluted net loss per share for the three and six month periods ended December 31, 1999 and 2000 excluded the effect of 2,938,500 and 2,285,100 stock options, respectively, as their effect would be antidilutive.

5. Comprehensive loss for the three and six month periods ended December 31, 1999 and 2000 presented below includes foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency items.

                                                                 Three Months Ended            Six Months Ended
                                                                     December 31,                December 31,
                                                                ---------------------       ---------------------
                                                                  1999          2000          1999          2000
                                                                -------       -------       -------       -------
      Net loss ...........................................      $(7,610)      (21,612)      (11,392)      (23,348)
      Foreign currency translation adjustments ...........          497           273           976        (2,358)
                                                                -------       -------       -------       -------
        Comprehensive loss ...............................      $(7,113)      (21,339)      (10,416)      (25,706)
                                                                =======       =======       =======       =======

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

                                           Three Months                   Six Months
                                         Ended December 31,           Ended December 31,
                                     --------------------------    -------------------------
                                        1999           2000           1999          2000
                                     -----------    -----------    -----------   -----------
Revenue:
    Company-owned operations:
       United States                 $ 44,702         46,565         96,731        98,298
       Foreign                         12,429          9,197         26,054        18,820

    Franchise operations:
       United States                    2,956          3,184          6,462         6,686
       Foreign                          2,070          1,738          4,421         3,273

Operating income (loss):
    Company-owned operations:
       United States                  (14,615)        (4,801)       (24,669)       (8,082)
       Foreign                          1,580            413          4,107           894

    Franchise operations:
       United States                     (233)          (111)          (45)           299
       Foreign                            683            528          1,534           991

Identifiable assets:
    United States                      97,132         65,707         97,132        65,707
    Foreign                            14,977         16,330         14,977        16,330

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

Quarter Ended December 31, 2000 as Compared to Quarter Ended December 31, 1999

The following table presents selected operating results for United States Company-owned and foreign Company-owned operations for the quarters ended December 31, 1999 and 2000 (U.S. $ in thousands):

                                              U.S. Company Owned                        Foreign Company Owned
                                                  Operations                                 Operations
                                        Three Months Ended December 31,           Three Months Ended December 31,
                                    --------------------------------------       ---------------------------------
                                                                      %                                       %
                                      1999           2000           Change         1999          2000       Change
                                    --------       --------         ------       --------      --------     ------
Product sales                       $ 41,631         43,130            4%          11,377         8,542       -25%
Service revenue                        3,071          3,435           12%           1,052           655       -38%
                                    --------       --------                      --------      --------
Total                                 44,702         46,565            4%          12,429         9,197       -26%
Costs and expenses                    47,005         47,035            0%           9,989         8,133       -19%
General and administrative             4,581          4,112          -10%             860           651       -24%
Litigation judgment                      219            219                            --            --
Restructuring charge                   7,512             --                            --            --
                                    --------       --------                      --------      --------
Operating income (loss)             $(14,615)        (4,801)                        1,580           413
                                    --------       --------                      --------      --------
Average number of centres                475            433          -9%              111           113         2%
                                    --------       --------                      --------      --------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

      The Company has experienced reduced demand, particularly at its centres located in the United States, over the past several years. The Company believes that increased competition from various sources, including prescription and non-prescription pills, best selling diet books, and other "do it yourself" methods have contributed to the Company's downward trend. Many of these competitors claim to provide "quick" and "easy" weight loss or other aggressive claims about the efficacy of their methods, are supported by a high level of advertising, and are less expensive than the Company's program. New customer enrollments in January 2001 decreased in excess of 20% compared to January 2000, but consolidated revenues in January 2001 were down only slightly compared to January 2000 as a result of product purchases by continuing customers and those returning to active customer status after the holidays. The Company cannot predict whether the current trend will continue in the future.

      Revenues from United States Company-owned operations, which represented 79% of the worldwide Company-owned centres at December 31, 2000, increased 4% for the quarter ended December 31, 2000 compared to the quarter ended December 31, 1999 primarily due to an increase in product sales. Product sales, which consists primarily of food products, increased 4% principally due to an increase in the average amount of products purchased per active participant. The average revenue per United States Company-owned centre increased from $94,000 for the quarter ended December 31, 1999 to $107,000 for the quarter ended December 31, 2000. There was a 9% decrease in the average number of United States Company-owned centres in operation, principally reflecting the closure of 86 centres in November 1999 in connection with a restructuring plan implemented by the Company. Service revenues from United States Company-owned operations increased 12% principally due to an increase in the average service fee charged per new participant.

      Revenues from foreign Company-owned operations, which is derived from 87 centres in Australia and 26 centres in Canada, decreased 26% principally due to reduced demand at the Company's Australian centres. The Company believes that the introduction of Xenical, a prescription drug for the treatment of obesity, in May 2000 and a new goods and services tax in the Australian market have contributed to the revenue decline. There was a 12% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar between the periods.

      Costs and expenses of United States Company-owned operations were essentially the same for the quarter ended December 31, 2000 compared to the same quarter last year. Costs and expenses of United States Company-owned operations as a percentage of United States Company-owned revenues decreased from 105% to 101% between the periods principally due to the reduced fixed costs associated with the decrease in the number of centres between the periods and the increase in revenues. After including the allocable portion of general and administrative expenses, United States Company-owned operations had an operating loss of $4,801,000 for the quarter ended December 31, 2000 compared to an operating loss of $14,615,000, which includes a restructuring charge of $7,512,000 described below, for the quarter ended December 31, 1999.

      Costs and expenses of foreign Company-owned operations decreased 19% for the quarter ended December 31, 2000 compared to the quarter ended December 31, 1999, principally due to the decreased variable costs associated with the reduced level of Australian operations and the 12% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar between the periods. After including the allocable portion of general and administrative expenses, foreign Company-owned operations had operating income of $413,000 for the quarter ended December 31, 2000 compared to operating income of $1,580,000 for the quarter ended December 31, 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

      Revenues from franchise operations decreased 2% from $5,026,000 to $4,922,000 for the quarters ended December 31, 1999 and 2000, respectively. This decline was principally due to a 7% decrease in the average number of franchise centres in operation between the periods. The decrease in the average number of franchise centres reflects the Company's net acquisition of nine centres from franchisees between the periods. As of December 31, 2000 there were 111 franchised centres in operation, of which 73 were in the United States and 38 were in foreign countries, principally Australia and New Zealand.

      Costs and expenses of franchised operations, which consist primarily of product costs, increased 3% from $3,505,000 to $3,615,000 for the quarters ended December 31, 1999 and 2000, respectively. Franchise costs and expenses as a percentage of franchise revenues remained relatively constant between the periods.

      In November 1999, the Company implemented a restructuring plan to reduce annual operating expenses. The plan included the closure of 86 underperforming Company-owned centres in the United States, which represented 16% of the total United States Company-owned centres, and a staff reduction of approximately 15% at the Company's corporate headquarters. A charge of $7,512,000 was recorded in the quarter ended December 31, 1999 in connection with this restructuring. In June 2000, the Company reversed $602,000 of the originally estimated $7,512,000 restructuring charge because actual costs were less than the costs projected when the restructuring was implemented. The revised charge of $6,910,000 was comprised of $3,593,000 for lease termination costs, $1,544,000 for severance payments to 110 terminated employees, $1,144,000 for the write-off of fixed assets, $109,000 for refunds to program participants and $520,000 for other closure costs. None of the fixed assets subject to the write-off remained in use after the November 1999 centre closures. Of the revised charge of $6,910,000, approximately $5,766,000 requires cash payments and $1,144,000 represents the non-cash write-off of fixed assets. As of December 31, 2000, the Company had made cash payments of $3,000,000 for lease termination costs, $1,432,000 for severance to terminated employees, $112,000 for refunds to program participants, and $697,000 for other closure costs. The Company estimates that the remaining cash payments of approximately $525,000 will be substantially incurred by June 30, 2001. With respect to the impact of the restructuring on future results of operations, the 86 closed centres had revenues of $4,526,000 and direct operating expenses of $5,339,000 for the quarter ended September 30, 1999, which was the final full quarter of operating results for these 86 centres. The Company estimates that annual pre-tax savings of approximately $4,000,000 will be achieved with the elimination of the infrastructure of the 86 centres together with the reduced corporate staff, of which approximately $2,900,000 will represent cash savings and $1,100,000 will be a reduction of depreciation and amortization expense.

      General and administrative expenses decreased 13% from $6,512,000 to $5,653,000 and decreased from 10.5% to 9.3% of total revenues for the quarters ended December 31, 1999 and 2000, respectively. The decrease in general and administrative expenses is principally due to reduced compensation and professional expenses.

      A charge of $219,000 was recorded in the accompanying consolidated statement of operations in the quarters ended December 31, 1999 and 2000 with respect to the previously disclosed litigation judgment arising out of the dispute concerning the lease at the Company's former

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

headquarters location. This charge consists of interest accrued on the judgment pending the appeal which has been filed seeking to overturn the judgment. At December 31, 2000 the total amount accrued for this litigation judgment was $10,087,000.

      The elements discussed above combined to result in an operating loss of $3,971,000 for the quarter ended December 31, 2000 compared to an operating loss of $12,585,000 for the quarter ended December 31, 1999.

      Income taxes (benefit) for the quarter ended December 31, 2000 includes income taxes at an effective rate of 37% on the Company's foreign taxable income, but does not reflect any benefit for the net operating loss incurred by the Company's United States operations. During the quarter ended December 31, 2000, the Company concluded that the deferred tax asset valuation allowance should be increased due to the uncertainty of realizing certain tax loss carryforwards and other deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Accordingly, the Company recorded a non-cash charge of $17,721,000 to provide a full valuation allowance for the balance of the U.S. net deferred tax asset. Management's assessment was based principally on the losses experienced by the Company in the U.S. for the first six months of fiscal 2001, together with less than expected operating results in January 2001, following two consecutive profitable quarters ended March 31, 2000 and June 30, 2000. This increase to the deferred tax asset valuation allowance is the reason for the decrease in the deferred tax assets line items on the accompanying consolidated balance sheet at December 31, 2000.

Six Months Ended December 31, 2000 as Compared to Six Months Ended December 31, 1999

The following table presents selected operating results for United States Company-owned and foreign Company-owned operations for the six month periods ended December 31, 1999 and 2000 (U.S. $ in thousands):

                                          U.S. Company Owned                         Foreign Company Owned
                                              Operations                                    Operations
                                    Six Months Ended December 31,                 Six Months Ended December 31,
                             -----------------------------------------       --------------------------------------
                                                                 %                                            %
                                1999            2000           Change           1999           2000         Change
                             ---------       ---------       ---------       ---------       --------      --------
Product sales                $  90,441          91,386              1%          24,068         17,389        -28%
Service revenue                  6,290           6,912             10%           1,986          1,431        -28%
                             ---------       ---------                       ---------       --------
Total                           96,731          98,298              2%          26,054         18,820        -28%
Costs and expenses             103,586          97,805             -6%          20,424         16,563        -19%
General and
  administrative                 9,294           8,137            -12%           1,523          1,363        -11%
Litigation judgment              1,008             438                              --             --
Restructuring charge             7,512              --                              --             --
                             ---------       ---------                       ---------       --------
Operating income (loss)      $ (24,669)         (8,082)                          4,107            894
                             ---------       ---------                       ---------       --------
Average number of centres          497             434           -13%              111            113         2%
                             ---------       ---------                       ---------       --------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

      The Company has experienced reduced demand, particularly at its centres located in the United States, over the past several years. The Company believes that increased competition from various sources, including prescription and non-prescription pills, best selling diet books, and other "do it yourself" methods have contributed to the Company's downward trend. Many of these competitors claim to provide "quick" and "easy" weight loss or other aggressive claims about the efficacy of their methods, are supported by a high level of advertising, and are less expensive than the Company's program. New customer enrollments in January 2001 decreased in excess of 20% compared to January 2000, but consolidated revenues in January 2001 were down only slightly compared to January 2000 as a result of product purchases by continuing customers and those returning to active customer status after the holidays. The Company cannot predict whether the current trend will continue in the future.

      Revenues from United States Company-owned operations, which represented 79% of the worldwide Company-owned centres at December 31, 2000, increased 2% for the six months ended December 31, 2000 compared to the six months ended December 31, 1999 primarily due to an increase in product sales. Product sales, which consists primarily of food products, increased 1% principally due to an increase in the average amount of products purchased per active participant. The average revenue per United States Company-owned centre increased from $195,000 for the six months ended December 31, 1999 to $226,000 for the six months ended December 31, 2000. There was a 13% decrease in the average number of United States Company-owned centres in operation, principally reflecting the closure of 86 centres in November 1999 in connection with a restructuring plan implemented by the Company. Service revenues from United States Company-owned operations increased 10% principally due to an increase in the average service fee charged per new participant.

      Revenues from foreign Company-owned operations, which is derived from 87 centres in Australia and 26 centres in Canada, decreased 28% principally due to reduced demand at the Company's Australian centres. The Company believes that the introduction of Xenical, a prescription drug for the treatment of obesity, in May 2000 and a new goods and services tax in the Australian market have contributed to the revenue decline. There was a 12% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar between the periods.

      Costs and expenses of United States Company-owned operations decreased 6% for the six months ended December 31, 2000 compared to the same quarter last year. The six months ended December 31, 1999 included a charge of $3,068,000 for obsolete inventory related to the discontinued On-the-Go program. The 6% decrease was principally due to the reduced fixed costs associated with the decrease in the number of United States Company-owned centres in operation, and the absence of the charge of $3,068,000 for obsolete inventory. Costs and expenses of United States Company-owned operations as a percentage of United States Company-owned revenues decreased from 107% to 99% between the periods principally due to the reduced fixed costs and the absence of the aforementioned charge for discontinued inventory.

      In November 1999, the Company implemented a restructuring plan to reduce annual operating expenses. The plan included the closure of 86 underperforming Company-owned centres in the United States, which represented 16% of the total United States Company-owned centres, and a staff reduction of approximately 15% at the Company's corporate headquarters. A charge of $7,512,000 was recorded in the six months ended December 31, 1999 in connection with this restructuring. In June 2000, the Company reversed $602,000 of the originally estimated $7,512,000 restructuring charge because actual costs were less than the costs projected when the

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

restructuring was implemented. The revised charge of $6,910,000 was comprised of $3,593,000 for lease termination costs, $1,544,000 for severance payments to 110 terminated employees, $1,144,000 for the write-off of fixed assets, $109,000 for refunds to program participants and $520,000 for other closure costs. None of the fixed assets subject to the write-off remained in use after the November 1999 centre closures. Of the revised charge of $6,910,000, approximately $5,766,000 requires cash payments and $1,144,000 represents the non-cash write-off of fixed assets. As of December 31, 2000, the Company had made cash payments of $3,000,000 for lease termination costs, $1,432,000 for severance to terminated employees, $112,000 for refunds to program participants, and $697,000 for other closure costs. The Company estimates that the remaining cash payments of approximately $525,000 will be substantially incurred by June 30, 2001. With respect to the impact of the restructuring on future results of operations, the 86 closed centres had revenues of $4,526,000 and direct operating expenses of $5,339,000 for the quarter ended September 30, 1999, which was the final full quarter of operating results for these 86 centres. The Company estimates that annual pre-tax savings of approximately $4,000,000 will be achieved with the elimination of the infrastructure of the 86 centres together with the reduced corporate staff, of which approximately $2,900,000 will represent cash savings and $1,100,000 will be a reduction of depreciation and amortization expense.

      After including the allocable portion of general and administrative expenses, United States Company-owned operations had an operating loss of $8,082,000 for the six months ended December 31, 2000 compared to an operating loss of $24,669,000, which includes the above described charge of $3,068,000 for obsolete inventory and the $7,512,000 restructuring charge, for the six months ended December 31, 1999.

      Costs and expenses of foreign Company-owned operations decreased 19% for the six months ended December 31, 2000 compared to the six months ended December 31, 1999, principally due to the decreased variable costs associated with the reduced level of Australian operations and the 12% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar between the periods. After including the allocable portion of general and administrative expenses, foreign Company-owned operations had operating income of $894,000 for the six months ended December 31, 2000 compared to operating income of $4,107,000 for the six months ended December 31, 1999.

      Revenues from franchise operations decreased 8% from $10,883,000 to $9,959,000 for the six months ended December 31, 1999 and 2000, respectively. This decline was principally due to a 7% decrease in the average number of franchise centres in operation between the periods. The decrease in the average number of franchise centres reflects the Company's net acquisition of nine centres from franchisees between the periods. As of December 31, 2000 there were 111 franchised centres in operation, of which 73 were in the United States and 38 were in foreign countries, principally Australia and New Zealand.

      Costs and expenses of franchised operations, which consist primarily of product costs, decreased 7% from $7,413,000 to $6,923,000 for the six months ended December 31, 1999 and 2000, respectively, principally because of the reduced level of franchise operations. Franchise costs and expenses as a percentage of franchise revenues remained relatively constant between the periods.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

      General and administrative expenses decreased 12% from $12,798,000 to $11,246,000 and decreased from 9.6% to 8.8% of total revenues for the six months ended December 31, 1999 and 2000, respectively. The decrease in general and administrative expenses is principally due to reduced compensation and professional expenses.

      A charge of $438,000 was recorded in the accompanying consolidated statement of operations in the six months ended December 31, 2000 with respect to the previously disclosed litigation judgment arising out of the dispute concerning the lease at the Company's former headquarters location. This charge consists of interest accrued on the judgment pending the appeal which has been filed seeking to overturn the judgment. In the six month period ended December 31, 1999, $1,008,000, comprised of attorney fees awarded to the plaintiff and interest accrued on the judgment, was expensed related to this matter. At December 31, 2000 the total amount accrued for this litigation judgment was $10,087,000.

      The elements discussed above combined to result in an operating loss of $5,898,000 for the six months ended December 31, 2000 compared to an operating loss of $19,073,000 for the six months ended December 31, 1999.

      Income taxes (benefit) for the six months ended December 31, 2000 includes income taxes at an effective rate of 37% on the Company's foreign taxable income, but does not reflect any benefit for the net operating loss incurred by the Company's United States operations. During the six months ended December 31, 2000, the Company concluded that the deferred tax asset valuation allowance should be increased due to the uncertainty of realizing certain tax loss carryforwards and other deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Accordingly, the Company recorded a non-cash charge of $17,721,000 to provide a full valuation allowance for the balance of the U.S. net deferred tax asset. Management's assessment was based principally on the losses experienced by the Company in the U.S. for the first six months of fiscal 2001, together with less than expected operating results in January 2001, following two consecutive profitable quarters ended March 31, 2000 and June 30, 2000. This increase to the deferred tax asset valuation allowance is the reason for the decrease in the deferred tax assets line items on the accompanying consolidated balance sheet at December 31, 2000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Liquidity and Capital Resources

      The Company has historically financed its operations through cash flow from operations, supplemented by a note payable obtained in 1996 to finance the Company's purchase of its corporate office building and by a capital lease for computer equipment related to Y2K remediation in 2000.

      At December 31, 2000, the Company had cash, cash equivalents and short-term investments totaling $32,056,000 compared to $35,635,000 at June 30, 2000, reflecting a decrease during the six month period ended December 31, 2000 of $3,579,000. This decrease was principally due to the net cash used in operating activities, including cash payments of $553,000 in connection with the Company's restructuring plan. Additionally, $557,000 was used for the purchase of property and equipment, and $410,000 was used for principal payments on the note payable and capital lease obligation.

      The Company's principal cash commitments at December 31, 2000 are as follows:

- Operating lease payments on premises from which the Company's centre operations are conducted totaling approximately $32,600,000, of which approximately $16,200,000 is payable in calendar year 2001 and approximately $9,300,000 is payable in calendar 2002.

-  The litigation judgment of $10,087,000 which the Company is appealing.

- Debt service on the note payable and capital lease totaling $7,302,000, which includes a balloon payment on the note payable in November 2006 of approximately $4,100,000.

- Remaining payments of approximately $525,000 related to the restructuring implemented in November 1999 described above.

- In the normal course of its business the Company acquires property and equipment, including replacing assets which are no longer useful. This may include moving the location of a centre or remodeling existing centres.

The Company believes that its available cash and cash equivalents, together with its cash flow from operations, should be sufficient to fund short-term operating activities. However, the Company's ability to fund long-term operations will depend on the Company's ability to return to profitability, particularly in the United States.

Effects of Recent Accounting Pronouncements

      In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation- an Interpretation of Accounting Principles Board Opinion No. 25. FIN 44 is effective July 1, 2000. The application of FIN 44 did not have a material impact on the Company's financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to a variety of risks, including changes in interest rates affecting the return on its investments and the cost of its debt, and foreign currency fluctuations.

      At December 31, 2000, the Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. The Company also, at times, maintains a short-term investment portfolio containing financial instruments with original maturities of greater than three months but less than twelve months. These financial instruments, principally comprised of high quality commercial paper, are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate 10 percent increase in interest rates would not have a material effect on the Company's financial condition or results of operations. The Company has not used derivative financial instruments in its investment portfolio.

      The Company's long-term debt at December 31, 2000 is comprised of a note payable to a bank, secured by the Company's corporate office building, with a total balance of $5,242,000 and a capital lease agreement covering certain computer hardware with a total balance of $2,060,000. The note payable bears interest at the London Interbank Offered Rate plus one percent, with quarterly interest rate adjustments, and the capital lease is at a fixed rate. Due to the relative immateriality of the note payable, an immediate 10 percent change in interest rates would not have a material effect on the Company's financial condition or results of operations.

      Approximately 18% of the Company's revenues for the quarter ended December 31, 2000 were generated from foreign operations, located principally in Australia and Canada. In the quarter ended December 31, 2000, the Company was subjected to a 12% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar compared to the quarter ended December 31, 1999. If the exchange rate had remained the same as the quarter ended December 31, 1999, the consolidated statement of operations for the quarter ended December 31, 2000 would have reflected additional revenue of approximately $1,503,000 and the operating loss would have been reduced by approximately $105,000. Currently, the Company does not enter into forward exchange contracts or other financial instruments with respect to foreign currency.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Company's 2000 Annual Meeting of Stockholders was held on November 9, 2000. At the meeting the stockholders of the Company elected the eight incumbent directors for terms of one year each and until their successors are duly elected and qualified, and ratified the appointment of KPMG LLP as the independent certified public accountants of the Company and its subsidiaries for the fiscal year ending June 30, 2001.

      The results of the vote to elect the eight directors were as follows:

                                  SHARES VOTED          SHARES FOR WHICH
NAME                                   FOR           AUTHORITY WAS WITHHELD
----                              ------------       ----------------------
Sidney Craig                       17,110,935                102,871
Jenny Craig                        17,110,935                102,871
Scott Bice                         17,117,655                 96,151
Patricia Larchet                   17,117,655                 98,151
Marvin Sears                       17,116,885                 96,921
Andrea Van de Kamp                 17,118,155                 95,651
Duayne Weinger                     17,117,655                 96,151
Robert Wolf                        17,117,435                 96,371

      The results of the vote to ratify the appointment of KPMG LLP as independent certified public accountants of the Company and its subsidiaries for the fiscal year ending June 30, 2001 were as follows:


     SHARES VOTED FOR         SHARES VOTED AGAINST         SHARES ABSTAINING
     ----------------         --------------------         -----------------
        17,143,321                   19,125                       51,360






There were no broker non-votes on any of the matters submitted to a vote of security holders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

              10        Amendment to Balance Bar Company Trademark License
                        Agreement between Jenny Craig, Inc. and Balance Bar
                        Company. (1)

      (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

--------------
(1) The Company has requested confidential treatment for portions of this agreement.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          JENNY CRAIG, INC.


                                          By: /s/ JAMES S. KELLY
                                             ----------------------------------
                                              James S. Kelly
                                              Vice President
                                              and Chief Financial Officer



Date:  February 12, 2001