Form 10-Q
period 2001-03-31
CRAIG JENNY INC /DE
filed 2001-05-15
CIK 878865

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2001               Commission File No. 001-10887

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

                                 Yes [X] No [ ]

Number of shares of common stock, $.000000005 par value, outstanding as of the close of business on May 9, 2001- 20,688,971.

ITEM 1. FINANCIAL STATEMENTS

                       JENNY CRAIG, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                                      June 30,      March 31,
                                                                                        2000          2001
                                                                                     ---------     ----------
                                                                                                   (unaudited)
ASSETS
Cash and cash equivalents .....................................................      $  34,710        34,286
Short-term investments ........................................................            925            --
Accounts receivable, net ......................................................          2,271         2,439
Inventories ...................................................................         11,785         8,775
Prepaid expenses and other assets .............................................          5,625         4,607
Deferred tax assets ...........................................................            864            --
                                                                                     ---------       -------
          Total current assets ................................................         56,180        50,107
Deferred tax assets ...........................................................         16,696            --
Cost of reacquired area franchise rights and other intangibles, net ...........          8,658         7,926
Property and equipment, net ...................................................         25,797        23,172
Other assets ..................................................................            630           510
                                                                                     ---------       -------
                                                                                     $ 107,961        81,715
                                                                                     =========       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ..............................................................      $  13,473        14,958
Accrued liabilities ...........................................................         15,515        14,765
Current installments of obligation under capital lease ........................            642           682
Accrual for litigation judgment ...............................................          9,649        10,306
Deferred service revenue ......................................................         10,175        10,257
                                                                                     ---------       -------
           Total current liabilities ..........................................         49,454        50,968
Note payable, excluding current installments ..................................          5,147         5,005
Obligation under capital lease, excluding current installments ................          1,732         1,161
                                                                                     ---------       -------
                Total liabilities .............................................         56,333        57,134
Stockholders' equity:
  Common stock $.000000005 par value, 100,000,000 shares authorized;
    27,580,260 shares issued; 20,688,971 shares
    outstanding at June 30, 2000 and March 31, 2001 ...........................             --            --
  Additional paid-in capital ..................................................         71,622        71,622
  Retained earnings ...........................................................         49,415        25,590
  Accumulated other comprehensive income (loss) ...............................          5,353         2,131
  Treasury stock, at cost;  6,891,289 shares at June 30, 2000
    and March 31, 2001 ........................................................        (74,762)      (74,762)
                                                                                     ---------       -------
              Total stockholders' equity ......................................         51,628        24,581
Commitments and contingencies .................................................
                                                                                     ---------       -------
                                                                                     $ 107,961        81,715
                                                                                     =========       =======

     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ in thousands, except per share amounts)

                                                            Three Months Ended          Nine Months Ended
                                                                 March 31,                  March 31,
                                                           ----------------------    -----------------------
                                                             2000          2001        2000           2001
                                                           --------      --------    --------       --------
Revenues:
   Company-owned operations:
     Product sales .....................................   $ 69,983        66,815     184,492        175,590
     Service revenue ...................................      4,267         4,635      12,543         12,978
                                                           --------      --------    --------       --------
                                                             74,250        71,450     197,035        188,568
                                                           --------      --------    --------       --------
   Franchise operations:
     Product sales .....................................      5,566         4,575      14,938         13,085
     Royalties .........................................        961           790       2,437          2,114
     Initial franchise fees ............................         --            25          35            150
                                                           --------      --------    --------       --------
                                                              6,527         5,390      17,410         15,349
                                                           --------      --------    --------       --------
         Total revenues ................................     80,777        76,840     214,445        203,917
                                                           --------      --------    --------       --------
Costs and expenses:
   Company-owned operations:
     Product ...........................................     64,420        64,729     182,202        172,902
     Service ...........................................      2,756         3,308       8,984          9,503
                                                           --------      --------    --------       --------
                                                             67,176        68,037     191,186        182,405
                                                           --------      --------    --------       --------
   Franchise operations:
     Product ...........................................      4,514         3,649      11,147         10,008
     Other .............................................        305           368       1,085            932
                                                           --------      --------    --------       --------
                                                              4,819         4,017      12,232         10,940
                                                           --------      --------    --------       --------
                                                              8,782         4,786      11,027         10,572
General and administrative expenses ....................      6,004         5,498      18,802         16,744
Litigation judgment ....................................        219           219       1,227            657
Restructuring charge ...................................         --            --       7,512             --
                                                           --------      --------    --------       --------
       Operating income (loss) .........................      2,559          (931)    (16,514)        (6,829)
Other income, net, principally interest ................        231           684         926          1,441
                                                           --------      --------    --------       --------
       Income (loss) before taxes ......................      2,790          (247)    (15,588)        (5,388)
Income taxes (benefit) .................................      1,063           230      (5,923)        18,437
                                                           --------      --------    --------       --------
      Net income (loss) ................................   $  1,727          (477)     (9,665)       (23,825)
                                                           ========      ========    ========       ========
      Basic and diluted net income (loss) per share ....   $    .08          (.02)       (.47)         (1.15)
                                                           ========      ========    ========       ========

     See accompanying notes to unaudited consolidated financial statements.

                           JENNY CRAIG, INC. AND SUBSIDIARIES
                    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    ($ in thousands)

                                                                                        Nine Months Ended
                                                                                             March 31,
                                                                                      -----------------------
                                                                                        2000           2001
                                                                                      --------       --------
Cash flows from operating activities:
    Net loss ...................................................................      $ (9,665)       (23,825)
    Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
       Depreciation and amortization ...........................................         4,392          4,185
       Non-cash portion of restructuring charge ................................         1,303             --
       Provision for deferred income taxes (benefit) ...........................        (7,506)        17,560
       Provision for doubtful accounts .........................................           300             --
       Loss on write-off of cost of reacquired area franchise rights ...........            96            192
       Loss (gain) on disposal and sale of property and equipment ..............           175            (40)
       Changes in assets and liabilities:
              Accounts receivable ..............................................          (384)          (168)
              Inventories ......................................................         3,622          3,016
              Prepaid expenses and other assets ................................         3,152          1,138
              Accounts payable .................................................        (1,200)         1,485
              Accrued liabilities ..............................................         3,092           (749)
              Accrual for litigation judgment ..................................         1,227            657
              Deferred service revenue .........................................            27             82
                                                                                      --------       --------
                       Net cash provided by (used in) operating activities .....        (1,369)         3,533
                                                                                      --------       --------
Cash flows from investing activities:
   Purchase of property and equipment ..........................................        (4,012)        (1,370)
   Purchase of short-term investments ..........................................        (4,200)            --
   Proceeds from maturity of short-term investments ............................         5,934            925
   Payment for acquisition of franchised centres ...............................        (1,847)          (225)
                                                                                      --------       --------
                       Net cash used in investing activities ...................        (4,125)          (670)
                                                                                      --------       --------
Cash flows from financing activities:
   Principal payments on note payable and capital lease obligation .............          (356)          (673)
                                                                                      --------       --------
Effect of exchange rate changes on cash and cash equivalents ...................          (569)        (2,614)
                                                                                      --------       --------
Net decrease in cash and cash equivalents ......................................        (6,419)          (424)
Cash and cash equivalents at beginning of period ...............................        38,864         34,710
                                                                                      --------       --------
Cash and cash equivalents at end of period .....................................      $ 32,445         34,286
                                                                                      ========       ========
Supplemental disclosure of cash flow information:
   Income taxes paid ...........................................................      $    600          1,178
   Interest paid ...............................................................      $    399            421
Supplemental disclosure of non-cash investing and financing activities:
   Equipment acquired under capital lease ......................................      $  2,726             --
   Acquisition of franchised centres:
        Fair value of assets acquired ..........................................      $  2,532            332
        Cancellation of accounts receivable ....................................          (685)          (107)
                                                                                      --------       --------
        Cash paid for acquisition ..............................................      $  1,847            225
                                                                                      ========       ========

     See accompanying notes to unaudited consolidated financial statements.

                       JENNY CRAIG, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

1. The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for the full year. These statements should be read in conjunction with the June 30, 2000 consolidated financial statements. The following Significant Accounting Policies are provided to clarify/supplement the Summary of Significant Accounting Policies contained in
Note 1 of Notes to Consolidated Financial Statements accompanying the Company's June 30, 2000 consolidated financial statements:

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

2. During the quarter ended December 31, 2000, the Company concluded that the deferred tax asset valuation allowance should be increased due to the uncertainty of realizing certain tax loss carryforwards and other deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Accordingly, the Company recorded a non-cash charge of $17,721,000 to provide a full valuation allowance for the balance of the U.S. net deferred tax assets. Management's assessment was based principally on the losses experienced by the Company in the U.S. for the first six months of fiscal 2001, together with less than expected

                       JENNY CRAIG, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

operating results in January 2001, following two consecutive profitable quarters ended March 31, 2000 and June 30, 2000.

3. In November 1999, the Company implemented a restructuring plan to reduce annual operating expenses. The plan included the closure of 86 underperforming Company-owned centres in the United States, which represented 16% of the total United States Company-owned centres, and a staff reduction of approximately 15% at the Company's corporate headquarters. A charge of $7,512,000 was recorded in the quarter ended December 31, 1999 in connection with this restructuring. In June 2000, the Company reversed $602,000 of the originally estimated $7,512,000 restructuring charge because actual costs were less than the costs projected when the restructuring was implemented. The revised charge of $6,910,000 was comprised of $3,593,000 for lease termination costs, $1,544,000 for severance payments to 110 terminated employees, $1,144,000 for the write-off of fixed assets, $109,000 for refunds to program participants and $520,000 for other closure costs. None of the fixed assets subject to the write-off remained in use after the November 1999 centre closures. Of the revised charge of $6,910,000, approximately $5,766,000 requires cash payments and $1,144,000 represents the non-cash write-off of fixed assets. As of March 31, 2001, the Company had made cash payments of $3,079,000 for lease termination costs, $1,432,000 for severance to terminated employees, $112,000 for refunds to program participants, and $698,000 for other closure costs. The Company estimates that the remaining cash payments of approximately $445,000, primarily consisting of lease termination costs, will be substantially incurred by September 30, 2001.

4. The weighted average number of shares used to calculate basic net income
(loss) per share was 20,688,971 for all periods presented. The calculation of diluted net loss per share for the three and nine month periods ended March 31, 2001 excluded the effect of 2,300,100 stock options, as their effect would be antidilutive. Stock options had the effect of increasing the number of shares used in the diluted net income per share calculation by application of the treasury stock method by 99,672 shares for the three months ended March 31, 2000. The effect of 2,635,400 stock options have been excluded from the calculation of diluted net loss per share for the nine month period ended March 31, 2000, as inclusion of their effect would be antidilutive.

5. Comprehensive loss for the three and nine month periods ended March 31, 2000 and 2001 presented below includes foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency items.

                                                 Three Months Ended       Nine Months Ended
                                                      March 31,               March 31,
                                                ---------------------   ---------------------
                                                  2000          2001      2000         2001
                                                --------       ------   --------     --------
Net income (loss)                               $  1,727         (477)    (9,665)     (23,825)
Foreign currency translation adjustments          (1,548)        (864)      (572)      (3,222)
                                                --------       ------   --------     --------
  Comprehensive income (loss)                   $    179       (1,341)   (10,237)     (27,047)
                                                ========       ======   ========     ========

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

                                      Three Months              Nine Months
                                     Ended March 31,           Ended March 31,
                                   -------------------      --------------------
                                     2000       2001          2000        2001
                                   --------   --------      --------    --------
Revenue:
     Company-owned operations:
         United States             $ 61,186     61,372       157,917     159,670
         Foreign                     13,064     10,078        39,118      28,898
     Franchise operations:
         United States                4,353      3,904        10,815      10,612
         Foreign                      2,174      1,486         6,595       4,737
Operating income (loss):
     Company-owned operations:
         United States                  373     (2,071)      (24,295)    (10,153)
         Foreign                      1,480        696         5,588       1,590
     Franchise operations:
         United States                 (457)         3          (479)        302
         Foreign                      1,163        441         2,672       1,432
Identifiable assets:
     United States                   89,340     62,428        89,340      62,428
     Foreign                         18,669     19,287        18,669      19,287

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

Quarter Ended March 31, 2001 as Compared to Quarter Ended March 31, 2000

The following table presents selected operating results for United States Company-owned and foreign Company-owned operations for the quarters ended March 31, 2000 and 2001 (U.S. $ in thousands):

                                     U.S. Company Owned         Foreign Company Owned
                                        Operations                   Operations
                                       Three Months                 Three Months
                                      Ended March 31,             Ended March 31,
                                 -------------------------   ------------------------
                                                       %                          %
                                   2000     2001    Change    2000     2001    Change
                                 -------   ------   ------   ------   ------   ------
Product sales                    $57,850   57,379      -1%   12,133    9,436     -22%
Service revenue                    3,336    3,993      20%      931      642     -31%
                                 -------   ------            ------   ------
Total                             61,186   61,372       0%   13,064   10,078     -23%
Costs and expenses                56,288   59,224       5%   10,888    8,813     -19%
General and administrative         4,306    4,000      -7%      696      569     -18%
Litigation judgment                  219      219                --       --
                                 -------   ------
                                                             ------   ------
Operating income (loss)             $373   (2,071)            1,480      696
                                 =======   =======           ======   ======
Average number of centres            432      433       0%      112      114       2%
                                 =======   =======           ======   ======

      Revenues from United States Company-owned operations, which represented 79% of the worldwide Company-owned centres at March 31, 2001, increased less than 1% for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000. There were essentially the same number of United States Company-owned centres in operation during the respective quarters and the average revenue per centre was $142,000 for both March end quarters. Service revenues

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

from United States Company-owned operations increased 20% principally due to an increase in the average service fee charged per new participant.

      Revenues from foreign Company-owned operations, which is derived from 87 centres in Australia and 28 centres in Canada, decreased 23% principally due to reduced demand at the Company's Australian centres. The Company believes that the introduction of Xenical, a prescription drug for the treatment of obesity, in May 2000 and a new goods and services tax in the Australian market have contributed to the revenue decline. There was an 11% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar between the periods.

      The Company has experienced reduced demand over the past several years, particularly at its centres located in the United States. The Company believes that increased competition from various sources, including prescription and non-prescription pills, best selling diet books, and other "do it yourself" methods have contributed to the Company's downward trend. Many of these competitors claim to provide "quick" and "easy" weight loss or other aggressive claims about the efficacy of their methods, are supported by a high level of advertising, and are less expensive than the Company's program. The Company cannot predict whether the current trend will continue in the future.

      Costs and expenses of United States Company-owned operations increased 5% for the quarter ended March 31, 2001 compared to the same quarter last year. The increase was principally due to increased advertising and centre compensation expenses. Costs and expenses of United States Company-owned operations as a percentage of United States Company-owned revenues increased from 92% to 97% between the periods principally due to the increased advertising and compensation expenses. After including the allocable portion of general and administrative expenses, United States Company-owned operations had an operating loss of $2,071,000 for the quarter ended March 31, 2001 compared to operating income of $373,000 for the quarter ended March 31, 2000.

      Costs and expenses of foreign Company-owned operations decreased 19% for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000, principally due to the decreased variable costs associated with the reduced level of Australian operations and the 11% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar between the periods. After including the allocable portion of general and administrative expenses, foreign Company-owned operations had operating income of $696,000 for the quarter ended March 31, 2001 compared to operating income of $1,480,000 for the quarter ended March 31, 2000.

      Revenues from franchise operations decreased 17% from $6,527,000 to $5,390,000 for the quarters ended March 31, 2000 and 2001, respectively. This decline was principally due to a 7% decrease in the average number of franchise centres in operation between the periods and a decrease in the revenues at foreign franchised centres which resulted in reduced product sales and royalties for the Company. The decrease in the average number of franchise centres reflects the Company's net acquisition of ten centres from franchisees between the periods. As of March 31, 2001 there were 109 franchised centres in operation, of which 71 were in the United States and 38 were in foreign countries, principally Australia and New Zealand.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

      Costs and expenses of franchise operations, which consist primarily of product costs, decreased 17% from $4,819,000 to $4,017,000 for the quarters ended March 31, 2000 and 2001, respectively, principally because of the reduced level of franchise operations. Franchise costs and expenses as a percentage of franchise revenues remained relatively constant between the periods.

      General and administrative expenses decreased 8% from $6,004,000 to $5,498,000 and decreased from 7.4% to 7.2% of total revenues for the quarters ended March 31, 2000 and 2001, respectively. The decrease in general and administrative expenses is principally due to reduced professional expenses.

      A charge of $219,000 was recorded in the accompanying consolidated statement of operations in the quarters ended March 31, 2000 and 2001 with respect to the previously disclosed litigation judgment arising out of the dispute concerning the lease at the Company's former headquarters location. This charge consists of interest accrued on the judgment pending the appeal which has been filed seeking to overturn the judgment. At March 31, 2001 the total amount accrued for this litigation judgment was $10,306,000.

      The elements discussed above combined to result in an operating loss of $931,000 for the quarter ended March 31, 2001 compared to operating income of $2,559,000 for the quarter ended March 31, 2000.

      Income taxes (benefit) for the quarter ended March 31, 2001 includes income taxes at an effective rate of 37% on the Company's foreign taxable income, but does not reflect any benefit for the net operating loss incurred by the Company's United States operations.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

Nine Months Ended March 31, 2001 as Compared to Nine Months Ended March 31, 2000

The following table presents selected operating results for United States Company-owned and foreign Company-owned operations for the nine month periods ended March 31, 2000 and 2001 (U.S. $ in thousands):

                                         U.S. Company Owned         Foreign Company Owned
                                             Operations                   Operations
                                         Nine Months Ended            Nine Months Ended
                                              March 31,                    March 31,
                                   ------------------------------   -----------------------
                                                             %                         %
                                     2000        2001      Change    2000     2001   Change
                                   --------    --------    ------   ------   ------  ------
Product sales                      $148,291     148,765        0%   36,201   26,825   -26%
Service revenue                       9,626      10,905       13%    2,917    2,073   -29%
                                   --------    --------             ------   ------
Total                               157,917     159,670        1%   39,118   28,898   -26%
Costs and expenses                  159,874     157,029       -2%   31,312   25,376   -19%
General and administrative           13,599      12,137      -11%    2,218    1,932   -13%
Litigation judgment                   1,227         657                 --       --
Restructuring charge                  7,512          --                 --       --
                                   --------    --------             ------   ------
Operating income (loss)            $(24,295)    (10,153)             5,588    1,590
                                   ========    ========             ======   ======
Average number of centres               478         434       -9%      111      113     2%
                                   ========    ========             ======   ======

      Revenues from United States Company-owned operations, which represented 79% of the worldwide Company-owned centres at March 31, 2001, increased 1% for the nine months ended March 31, 2001 compared to the nine months ended March 31, 2000. There was a 9% decrease in the average number of United States Company-owned centres in operation, principally reflecting the closure of 86 centres in November 1999 in connection with a restructuring plan implemented by the Company. The average revenue per United States Company-owned centre increased from $330,000 for the nine months ended March 31, 2000 to $368,000 for the nine months ended March 31, 2001. Service revenues from United States Company-owned operations increased 13% principally due to an increase in the average service fee charged per new participant.

      Revenues from foreign Company-owned operations, which is derived from 87 centres in Australia and 28 centres in Canada, decreased 26% principally due to reduced demand at the Company's Australian centres. The Company believes that the introduction of Xenical, a prescription drug for the treatment of obesity, in May 2000 and a new goods and services tax in the Australian market have contributed to the revenue decline. There was a 12% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar between the periods.

      The Company has experienced reduced demand over the past several years, particularly at its centres located in the United States. The Company believes that increased competition from various sources, including prescription and non-prescription pills, best selling diet books, and other "do it yourself" methods have contributed to the Company's downward trend. Many of these

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

competitors claim to provide "quick" and "easy" weight loss or other aggressive claims about the efficacy of their methods, are supported by a high level of advertising, and are less expensive than the Company's program. The Company cannot predict whether the current trend will continue in the future.

      Costs and expenses of United States Company-owned operations decreased 2% for the nine months ended March 31, 2001 compared to the same quarter last year. The nine months ended March 31, 2000 included a charge of $3,068,000 for obsolete inventory related to the discontinued On-the-Go program. The 2% decrease was principally due to the absence of the charge of $3,068,000 for obsolete inventory in the current year period. Costs and expenses of United States Company-owned operations as a percentage of United States Company-owned revenues decreased from 101% to 98% between the periods principally due to the absence of the aforementioned charge for discontinued inventory.

      In November 1999, the Company implemented a restructuring plan to reduce annual operating expenses. The plan included the closure of 86 underperforming Company-owned centres in the United States, which represented 16% of the total United States Company-owned centres, and a staff reduction of approximately 15% at the Company's corporate headquarters. A charge of $7,512,000 was recorded in the six months ended December 31, 1999 in connection with this restructuring. In June 2000, the Company reversed $602,000 of the originally estimated $7,512,000 restructuring charge because actual costs were less than the costs projected when the restructuring was implemented. The revised charge of $6,910,000 was comprised of $3,593,000 for lease termination costs, $1,544,000 for severance payments to 110 terminated employees, $1,144,000 for the write-off of fixed assets, $109,000 for refunds to program participants and $520,000 for other closure costs. None of the fixed assets subject to the write-off remained in use after the November 1999 centre closures. Of the revised charge of $6,910,000, approximately $5,766,000 requires cash payments and $1,144,000 represents the non-cash write-off of fixed assets. As of March 31, 2001, the Company had made cash payments of $3,079,000 for lease termination costs, $1,432,000 for severance to terminated employees, $112,000 for refunds to program participants, and $698,000 for other closure costs. The Company estimates that the remaining cash payments of approximately $445,000 will be substantially incurred by September 30, 2001. With respect to the impact of the restructuring on future results of operations, the 86 closed centres had revenues of $4,526,000 and direct operating expenses of $5,339,000 for the quarter ended September 30, 1999, which was the final full quarter of operating results for these 86 centres. The Company estimates that annual pre-tax savings of approximately $4,000,000 will be achieved with the elimination of the infrastructure of the 86 centres together with the reduced corporate staff, of which approximately $2,900,000 will represent cash savings and $1,100,000 will be a reduction of depreciation and amortization expense.

      After including the allocable portion of general and administrative expenses, United States Company-owned operations had an operating loss of $10,153,000 for the nine months ended March 31, 2001 compared to an operating loss of $24,295,000, which includes the above described charge of $3,068,000 for obsolete inventory and the $7,512,000 restructuring charge, for the nine months ended March 31, 2000.

      Costs and expenses of foreign Company-owned operations decreased 19% for the nine months ended March 31, 2001 compared to the nine months ended March 31, 2000, principally due to the decreased variable costs associated with the reduced level of Australian operations and the

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

12% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar between the periods. After including the allocable portion of general and administrative expenses, foreign Company-owned operations had operating income of $1,590,000 for the nine months ended March 31, 2001 compared to operating income of $5,588,000 for the nine months ended March 31, 2000.

      Revenues from franchise operations decreased 12% from $17,410,000 to $15,349,000 for the nine months ended March 31, 2000 and 2001, respectively. This decline was principally due to a 7% decrease in the average number of franchise centres in operation between the periods and a decrease in revenues at foreign franchised centres which resulted in reduced product sales and royalties for the Company. The decrease in the average number of franchise centres reflects the Company's net acquisition of ten centres from franchisees between the periods. As of March 31, 2001 there were 109 franchised centres in operation, of which 71 were in the United States and 38 were in foreign countries, principally Australia and New Zealand.

       Costs and expenses of franchised operations, which consist primarily of product costs, decreased 11% from $12,232,000 to $10,940,000 for the nine months ended March 31, 2000 and 2001, respectively, principally because of the reduced level of franchise operations. Franchise costs and expenses as a percentage of franchise revenues remained relatively constant between the periods.

      General and administrative expenses decreased 11% from $18,802,000 to $16,744,000 and decreased from 8.8% to 8.2% of total revenues for the nine months ended March 31, 2000 and 2001, respectively. The decrease in general and administrative expenses is principally due to reduced corporate compensation and professional expenses.

      A charge of $657,000 was recorded in the accompanying consolidated statement of operations in the nine months ended March 31, 2001 with respect to the previously disclosed litigation judgment arising out of the dispute concerning the lease at the Company's former headquarters location. This charge consists of interest accrued on the judgment pending the appeal which has been filed seeking to overturn the judgment. In the nine month period ended March 31, 2000, $1,227,000, comprised of attorney fees awarded to the plaintiff and interest accrued on the judgment, was expensed related to this matter. At March 31, 2001 the total amount accrued for this litigation judgment was $10,306,000.

      The elements discussed above combined to result in an operating loss of $6,829,000 for the nine months ended March 31, 2001 compared to an operating loss of $16,514,000 for the nine months ended March 31, 2000.

      Income taxes (benefit) for the nine months ended March 31, 2001 includes income taxes at an effective rate of 37% on the Company's foreign taxable income, but does not reflect any benefit for the net operating loss incurred by the Company's United States operations. During the quarter ended December 31, 2000, the Company concluded that the deferred tax asset valuation allowance should be increased due to the uncertainty of realizing certain tax loss carryforwards and other deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Accordingly, the Company recorded a non-cash charge of $17,721,000 to provide a full valuation allowance for the balance of the U.S. net deferred tax asset. Management's assessment was based principally on the losses experienced by the Company in the U.S. for the first six months of fiscal 20 together with less than expected operating results in

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

January 2001, following two consecutive profitable quarters ended March 31, 2000 and June 30, 2000. This increase to the deferred tax asset valuation allowance is the reason for the decrease in the deferred tax assets on the accompanying consolidated balance sheet at March 31, 2001.

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

      At March 31, 2001, the Company had cash, cash equivalents and short-term investments totaling $34,286,000 compared to $35,635,000 at June 30, 2000, reflecting a decrease during the nine month period ended March 31, 2001 of $1,349,000. This decrease was principally due to the pre-tax loss for the nine month period ended March 31, 2001, offset, in part, by changes in assets and liabilities, including a decrease in inventories of $3,010,000 and a decrease in prepaid expenses and other assets of $1,138,000. Additionally, cash payments of $1,362,000 were made in connection with the Company's restructuring plan.

      The Company's principal cash commitments at March 31, 2001 are as follows:

- Operating lease payments on premises from which the Company's centre operations are conducted totaling approximately $31,001,000, of which approximately $15,541,000 is payable in the twelve months ending March 31, 2002 and approximately $8,922,000 is payable in the twelve months ending March 31, 2003.

-    The litigation judgment of $10,306,000 which the Company is appealing.

- Debt service on the note payable and capital lease totaling $7,037,000, which includes a balloon payment on the note payable in November 2006 of approximately $4,100,000.

- Remaining payments of approximately $445,000 related to the restructuring implemented in November 1999 described above.

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

      At March 31, 2001, the Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. The Company also, at times, maintains a short-term investment portfolio containing financial instruments with original maturities of greater than three months but less than twelve months. These financial instruments, principally comprised of high quality commercial paper, are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate 10 percent increase in interest rates would not have a material effect on the Company's financial condition or results of operations. The Company has not used derivative financial instruments in its investment portfolio.

      The Company's long-term debt at March 31, 2001 is comprised of a note payable to a bank, secured by the Company's corporate office building, with a total balance of $5,194,000 and a capital lease agreement covering certain computer hardware with a total balance of $1,843,000. The note payable bears interest at the London Interbank Offered Rate plus one percent, with quarterly interest rate adjustments, and the capital lease is at a fixed rate. Due to the relative immateriality of the note payable, an immediate 10 percent change in interest rates would not have a material effect on the Company's financial condition or results of operations.

      Approximately 15% of the Company's revenues for the quarter ended March 31, 2001 were generated from foreign operations, located principally in Australia and Canada. In the quarter ended March 31, 2001, the Company was subjected to an 11% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar compared to the quarter ended March 31, 2000. If the exchange rate had remained the same as the quarter ended March 31, 2000, the consolidated statement of operations for the quarter ended March 31, 2001 would have reflected additional revenue of approximately $1,411,000 and the operating loss would have been reduced by approximately $134,000. Currently, the Company does not enter into forward exchange contracts or other financial instruments with respect to foreign currency.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

      On May 14, 2001, the Company announced that it had retained the investment banking firm of Koffler & Company to advise the Company on stategic alternatives to maximize shareholder value, including a possible sale of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JENNY CRAIG, INC.

                                        By: /s/ James S. Kelly
                                            ------------------------------------
                                                James S. Kelly
                                                Vice President
                                                and Chief Financial Officer


Date:  May 14, 2001