Form 10-K405
period 2001-06-30
JENNY CRAIG INC/DE
filed 2001-09-28
CIK 878865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to               .

Commission File No. 001-10887

JENNY CRAIG, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0366188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11355 North Torrey Pines Road, La Jolla, California	92037
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 812-7000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Name of each exchange on which registered

Common Stock, $.000000005	None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

      As of September 1, 2001, there were 20,688,971 shares of the registrant’s common stock outstanding, par value $.000000005, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing bid price for the common stock as reported on the NASD Bulletin Board system on September 1, 2001) was approximately $11,463,000.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2001 are incorporated by reference into Part II. The information called for by Part III is incorporated by reference from the definitive Proxy Statement of the Registrant which will be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2001.

JENNY CRAIG, INC.

2001 FORM 10-K

i

PART I

Item 1. Business

General Business Description

      Jenny Craig, Inc. (the “Company”) provides a comprehensive weight management program (the “Program”) through a chain of Company-owned and franchised weight loss centres operating under the name JENNY CRAIG WEIGHT LOSS CENTRES (“centres”). As of September 1, 2001, there were 429 Company-owned and 73 franchised weight loss centres throughout the United States, and 115 Company-owned and 38 franchised centres in Australia, New Zealand and Canada. Through these centres the Company sells JENNY CRAIG CUISINE, its portion and calorie controlled food products (“Jenny’s Cuisine”), to participants in the Program. As of September 1, 2001, there were approximately 68,000 active participants in the Program in the United States, and 21,000 active participants in foreign markets.

Forward-Looking Statements

      Information provided herein may contain, and the Company may from time to time disseminate material and make statements which may contain “forward-looking” information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the “Act”). The words “expects,” “anticipates,” “believes” and similar words generally signify a “forward-looking” statement. The cautionary statements below are being made pursuant to the provisions of the Act and with the intention of obtaining the benefit of the “safe harbor” provisions of the Act. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion below, together with portions of the discussion elsewhere in this Report, highlight some of the more important risks identified by management of the Company but should not be assumed to be the only things that could affect future financial performance of the Company. Certain risk factors may also be identified by the Company from time to time in other filings with the Securities and Exchange Commission, press releases and other communications.

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

      From time to time, medical and health professionals have identified health risks associated with weight loss. Weight loss pharmaceuticals are not risk-free and side effects and potential health problems for certain users have been identified. In September 1997, the United States Food and Drug Administration requested the withdrawal of fenfluramine (one of the pharmaceuticals used in a combination commonly known as “phen-fen”) and dexfenfluramine, commonly referred to by its trade name Redux, from the U.S. market based upon potential health risks. The manufacturer and distributor of these pharmaceuticals agreed to an immediate recall of these drugs. Medical and scientific developments or public announcements associating a health risk with weight loss could have a material adverse effect on the Company. See “Competition.”

      Legislative and Regulatory Restrictions; Litigation. The Company is subject to a number of laws and regulations regarding its advertising, food products, franchise operations and relations with consumers. See “Regulation.” The Federal Trade Commission (“FTC”) and certain states regulate advertising, disclosures to consumers and franchisees, and other consumer matters and the Food and Drug Administration and the United States Department of Agriculture specify quality standards for foods. The Company’s customers may file actions on their own behalf, as a class or otherwise, and may file complaints with the FTC or state or local consumer affairs offices and these agencies may take action on their own initiative or on a referral from consumers or others. See “Regulation” for information regarding a Consent Order entered into by the Company with the FTC relating to the advertising practices of the Company. Remedies sought in such actions may include the refund of amounts paid by the complaining customer, refunds to an entire class of participants, other damages, as well as changes in the Centres’ method of doing business. A complaint because of a practice at one centre, whether or not that practice is authorized by the Company, could result in an order affecting some or all centres in the particular state, and an order in one state could influence courts or government agencies in other states considering similar matters. Proceedings resulting from complaints may result in significant defense costs, settlement payments or judgments and could have a material adverse effect on the Company.

      Future legislation or regulations including, without limitation, legislation or regulations affecting the Company’s marketing and advertising practices, relations with consumers or franchisees or its food products, could have a material adverse impact on the Company.

      The Company’s foreign operations and franchises are also generally subject to regulations of the applicable country regarding the offer and sale of franchises, the content of advertising, the labeling and packaging of food, and promotion of diet products and programs. Although the Company is not currently subject to any government-imposed restriction on the withdrawal of funds from any foreign country, if Australia or any foreign country in which the Company operates were to impose currency restrictions, the Company’s business could be materially adversely affected.

      Effectiveness of Marketing and Advertising Program. The Company’s business is marketing intensive. Its success depends upon its ability to attract new participants to the program. The effectiveness of the Company’s marketing practices, in particular its advertising campaigns, is important to the Company’s financial performance. If the Company’s marketing and advertising programs do not generate sufficient “leads” and “sales,” the Company’s results of operations will be materially adversely affected.

      Market Acceptance of New Products and Services. The Company’s future success will depend on its ability to enhance its existing products and services and to develop and market new products and services on a timely basis that respond to new and evolving customer demands, achieve market acceptance and keep pace with new technological and scientific developments. There can be no assurance that the Company will be successful in developing, introducing on a timely basis and marketing such new products and services, or that any such new products or services will be accepted by the market. The failure of such products and services to be accepted by the market could have a material adverse impact on the Company.

      Cost of Food and Services. As a large percentage of the Company’s revenues are derived from sales of the Company’s food products, increases in the cost of food and food services could have a material adverse impact on the Company.

      Fluctuations In Quarterly Operating Results; Seasonality. The Company has experienced and expects to continue to experience fluctuations in its quarterly results of operations. The Company’s revenues are affected by a number of factors, including the volume and timing of customer leads, success of marketing and advertising programs, success of introductions of new services and products, activities of competitors and the ability of the Company to penetrate new markets. The Company’s business is seasonal with revenues generally decreasing in the quarter ending December 31 and during the summer months. The Company may also choose to reduce prices or to increase advertising spending in response to competition or to pursue new market opportunities, all or any of which may materially adversely affect the Company’s results of operations.

      General Economy. The Company’s future success will depend on the general strength of the economy in the regions where the Company’s centres are located, both within and outside the United States. Any weakness in the general economy of such areas may have a material adverse impact on the Company’s results of operations.

The Program

      The Program offers a comprehensive, competitively priced approach to the problem of losing and maintaining weight, combining a calorie controlled, nutritionally balanced diet with education and motivation that assists participants in achieving their weight loss needs. The Program features individual counseling to assist participants in identifying and modifying their eating habits to reach and maintain their desired weight. A cornerstone of the Program is the purchase by participants of Jenny’s Cuisine. These food products, which are sold only at centres to participants in the Program, are manufactured by the Company’s suppliers to specifications approved by registered dietitians employed by the Company and are designed to provide nutritionally balanced and good tasting portion and calorie controlled foods to facilitate weight loss. During the fourth quarter of fiscal 2001, the Company introduced its Ultimate Choice program which allows the participant more flexibility in selecting their individual food items. The Program recommends mild exercise to participants, and the Company offers weight maintenance assistance after completion of the Program. The Program is used by men and women, and to a much lesser extent by adolescents, although most participants in the Program are women of all ages and income levels who wish to lose in excess of 30 pounds.

      Each prospective participant in the Program meets with a Program Director at the centre, where statistical information regarding height, weight, activity patterns, and related information is obtained. This information is analyzed using standards fixed by the Company to assist the prospective participant in establishing a weight loss goal and the Program Director then explains the Program. After enrollment, the participant is referred to a Weight Loss Consultant to begin the Program and purchase the first week’s supply of Jenny’s Cuisine. The Company does not engage physicians to examine or monitor the progress of participants, nor does it undertake a medical examination of new participants. However, prior to commencing the Program each new participant is asked to complete a health questionnaire to disclose any current medical treatment and medical history in order to determine whether participation in the Program is inadvisable or should be monitored by the participant’s personal physician.

      For the first half of the Program, participants are encouraged to eat Jenny’s Cuisine for every meal along with fresh fruits, vegetables and dairy products. During this initial period, participants are expected to visit the centre once a week to attend a private counseling session with a Weight Loss Consultant during which the participant’s progress is discussed, meal plans are selected and the participant purchases Jenny’s Cuisine.

      After the initial period of the Program, participants are advised to eat Jenny’s Cuisine five days a week from various menus furnished by the centre, and are given guidelines for their own food preparations two days a week, continuing on this regimen until their weight loss goal is achieved. Throughout the course of the Program participants continue their individual counseling sessions.

      Each participant is allowed to utilize the centre’s facilities and personnel until the participant’s weight loss goal has been achieved. The Program is designed to help participants lose an average of 1 to 1.5 pounds per week. While the length of time a participant remains on the weight loss portion of the Program varies with the amount of desired weight loss and how long a participant chooses to continue on the Program, an average participant remains on the Program for approximately three to four months.

      Participants in the Program pay a fixed service fee which covers all aspects of the Program other than the purchase of Jenny’s Cuisine. The Company offers a Gold Program which includes a weight loss module and an audio walking program for a fee which was $199 as of September 1, 2001. A significant number of participants who enroll in the Program purchase a Platinum Program for a fixed fee which was $295 at September 1, 2001. The Platinum Program includes a weight loss module, a weight maintenance module, an audio walking program, a Jenny Craig cookbook, Program return privileges, as well as an ability to obtain a refund of a portion of the service fee if certain criteria are met. In addition, the Company may offer special limited introductory programs for a lower fee. During the weight loss portion of the Program, participants pay an average of between $60 and $75 per week for Jenny’s Cuisine. Fees charged for the service portion of the Program are generally paid at commencement. In some states participants have the legal right to withdraw from the Program within specified periods following purchase and to receive a refund of the fees. Even when not so required, the Company’s policy is to refund a pro rata portion of the fees upon request.

Jenny Craig Cuisine

      Jenny’s Cuisine is portion and calorie controlled and consists of a nutritionally balanced variety of foods. The Company employs registered dietitians to assist it in developing its meal plans and food products.

      The Company believes that its healthful, high quality and good tasting food products have contributed in large part to the Company’s success. Currently, the Company supplies its centres with approximately 70 different breakfast, lunch, dinner and snack food items for use in the Program, including prepackaged frozen meals, shelf-stable and canned foods, snacks, and dried products. The Company generally updates its menu once per year. Current food items include such entrees as Blueberry Waffles, French Toast with Berries, Stuffed Shells, Baked Turkey, Rising Crust Pizza, Chicken Fajitas, Teriyaki Beefsteak, Pasta Primavera, and Chili Con Carne.

      Product sales, principally comprised of Jenny’s Cuisine, accounted for 93% of the Company’s revenues in both fiscal 2000 and 2001. For the year ended June 30, 2000, the Company’s gross revenues from product sales were $270,781,000 compared to $262,731,000 for the year ended June 30, 2001.

      The Company purchases its food products from various companies which manufacture the products to specifications approved by the Company. The Company’s major product suppliers are Overhill Farms and ZB Industries, Inc., which supply frozen foods, Truitt Bros., which supplies shelf-stable food products, Campbell’s Soup Company and International Home Foods, which supply canned food, and Natural Alternatives, Inc., which supplies vitamin supplements. The Company believes that alternative sources for its products are available without material disruption of its operations.

Historical Number of Centres

      The Company commenced operations in Australia in 1983 and became one of the largest weight loss companies in that country with 69 Company-owned and franchised centres by the end of fiscal 1985. Following its success in the Australian market, and recognizing the opportunities to market the Program successfully in the United States, the Company expanded its operations to the United States by initially opening 13 Company-owned centres in the Los Angeles metropolitan area in February 1985 and six centres in the Chicago metropolitan area in September 1985. The Company’s historical number of centres is shown in the following table:

	At June 30,										At
											September 1,
	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001	2001

Company-owned

United States	370	476	502	478	485	542	533	524	437	431	429

Foreign	88	103	106	102	103	106	110	110	113	115	115

	458	579	608	580	588	648	643	634	550	546	544

Franchise

United States	199	176	159	154	159	113	101	86	72	73	73

Foreign	37	39	43	43	36	36	37	37	38	38	38

	236	215	202	197	195	149	138	123	110	111	111

Total	694	794	810	777	783	797	781	757	660	657	657

      The number of franchise centres owned by affiliates at June 30, 2001 and September 1, 2001 was 18.

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

Marketing

      The Company’s business is marketing intensive, because both maintaining its market position and continued growth depend upon the Company’s ability to attract new participants for the Program. The Company conducts ongoing research to better understand the prospective weight loss customer and needs of existing clients. The data obtained is then utilized in the improvement and development of the Company’s products and services and the Company’s marketing activities. The Company also researches each prospective market to determine the appropriate number and distribution of centres for that market. This determination is a significant factor in developing leads, improving client convenience and maximizing return on advertising investment.

      The Company’s advertising is designed to make the customer aware of the Company’s and the Program’s attributes. The Company’s advertising presents a company which is caring, supportive, and understanding of the problems of being overweight, and through the person of Jenny Craig, is differentiated from other generic sounding weight loss companies. Testimonial advertising, featuring participants in the Program, demonstrates the success of the Program on a personal level. The Company’s advertising contains a state-of-the-art 800 telephone number that connects the caller directly to the nearest centre in every market in the United States.

      The Company presently spends more than 10% of gross revenues on advertising to generate leads, advertising extensively in each local market where it owns and operates centres. The majority of this amount is spent on television advertising, with the balance allocated to print advertising and radio advertisements. The size of the Company’s advertising budget, coupled with the television spot media buying power of its agency enables the Company to advertise on a low cost-per-spot basis. Franchise agreements generally require that franchisees spend the greater of 10% of gross receipts or $1,000 per centre per week for local advertising to promote the Program. Franchisees may elect to use the Company’s advertising, which the Company makes available to franchisees, rather than generate their own advertising. In addition to its consumer endorsements, the Company occasionally uses celebrity endorsements among its other advertising campaigns. As is common in the weight loss industry, the Company regularly utilizes various sales promotion campaigns, including a reduction of the service fee for the Program.

      One of the Company’s most valuable assets is the participants who have already joined the Program. Information on participants is maintained in the Company’s data base and is utilized in the Company’s direct marketing programs to existing and former participants. The Company encourages participants in the Program to introduce other individuals to the Program by giving food discounts and other incentives, and the Company believes that such referrals are an important source of revenues.

Franchise Operations

      The Company’s strategy is to have predominantly Company-owned centres. The Company’s general practice concerning franchising, with some exceptions, is to offer franchised centres in smaller markets. However, from time to time franchises have been granted to enable the Company to enter a large market more quickly. Franchising frequently gives the Company the benefit of obtaining franchisees who are more familiar with a local market than the Company, and also enables the Company to expand its business without increasing the number of employees by using franchisee management.

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

      Franchised centres are required to adhere to the Company’s policies and procedures with respect to the operation of the centres and the implementation of the Program. Although the franchise agreements do not require them to do so, present owners of franchises have actively participated in the operation of the centres. Franchisees are required to undergo training at a Company training facility. To date, all franchisees have purchased their food from the Company, although franchisees are not required to do so under the terms of the franchise agreement.

      In June 2001, the Company entered into a Master Franchise Agreement covering 12 countries in the Middle East. Under the Agreement, the Master Franchisee is obligated to pay a non-refundable development fee of $500,000 to the Company. It is contemplated that the Master Franchisee will sub-franchise portions of the territory, with 50% of all initial franchise fees and royalties collected by the Master Franchisee payable to the Company.

      As of September 1, 2001, the Company had 111 centres operating pursuant to franchise agreements, of which 73 were located throughout the United States, 16 in Australia, 18 in New Zealand and 4 in Canada. During fiscal 2001, the Company acquired one centre from a franchisee in the United States.

Trade Names and Trademarks

      The Company believes the names it uses are important to its business and that its business could be harmed if others used the names. JENNY CRAIG WEIGHT LOSS CENTRES is a registered service mark and JENNY’S CUISINE is a registered trademark of the Company under the laws of the United States. The registration of JENNY CRAIG WEIGHT LOSS CENTRES and JENNY’S CUISINE will expire in the United States in October 2006 and in January 2008, respectively, if not renewed by the Company. The Company has obtained registrations or filed applications under applicable trademark and service mark laws in Australia, New Zealand, Canada, Mexico and in various other countries to protect its use of JENNY CRAIG, JENNY CRAIG WEIGHT LOSS CENTRES and JENNY’S CUISINE.

Competition

      The weight loss business is highly competitive and the Company competes against a number of companies of various sizes, some of which may have greater financial resources than the Company. The Company’s principal direct competition is from the international chain Weight Watchers International, as well as regional and local weight loss businesses, some of which include supervision by or consultation with doctors or nurses. The Company also competes against self-administered weight loss regimens, internet-based weight loss programs, doctors, nutritionists, dietitians, the pharmaceutical industry and certain government agencies and non-profit groups which offer weight control help by means of medication, diets, exercise and weight loss drugs. The Company also competes against food manufacturers and distributors which are developing and marketing low-calorie and diet products to weight-conscious consumers. In addition, new or different products or methods of weight control are continually being introduced. Such competition and any increase in competition, including new pharmaceuticals and other technological and scientific developments in weight control, may have a materially adverse impact on the Company.

      The Company believes that it competes on the basis of the effectiveness of the Program, its competitive pricing, the quality of Jenny’s Cuisine, and the marketing and management skills of its management and franchisees.

Regulation

      The Federal Trade Commission (the “FTC”), and certain states, regulate advertising and other consumer matters. The Company’s customers may file actions on their own behalf, as a class or otherwise, and may file complaints with the FTC or state or local consumer affairs offices and these agencies may take action on their own initiative or on a referral from consumers or others. Remedies sought in such actions may include the refund of amounts paid by the complaining consumer, refunds to an entire class of participants, other damages, as well as changes in the centres’ method of doing business. A complaint because of a practice at one centre, whether or not that practice is authorized by the Company, could result in an order affecting some or all centres in the particular state, and an order in one state could influence courts or government agencies in other states considering similar matters. Proceedings resulting from complaints may result in significant defense costs, settlement payments or judgements and could have a material adverse effect on the Company.

      The Company and the Federal Trade Commission entered into a Consent Order effective May 4, 1998 settling all contested issues raised in a complaint filed in September 1993 against the Company alleging that the Company violated the Federal Trade Commission Act by the use and content of certain advertisements for the Company’s weight loss program featuring testimonials, claims for the program’s success and safety, and statements as to the program’s costs to participants. The Consent Order does not admit any issue of fact or law or any violation by the Company of any law or regulation, and does not involve payment by the Company of any civil money penalty, damages, or other financial relief. The Consent Order requires certain procedures and disclosures in connection with the Company’s advertisements of its products and services. The Company does not believe that compliance with the Consent Order will have a material adverse effect on the Company’s consolidated financial position or results of operations or its current advertising and marketing practices.

      The Company is subject to certain United States laws and regulations in connection with its food products. The Food, Drug and Cosmetic Act prohibits adulteration and misbranding and provides for penalties and other remedies such as seizure of products. The Food and Drug Administration (“FDA”) enforces the Food, Drug and Cosmetic Act, including specifying quality standards for foods and, as do many states, regulating food labeling.

      Those foods which contain 2% or more meat or poultry products, and the plants which manufacture them, are subject to regulation (including labeling requirements) and continuous inspection by the United States Department of Agriculture (“USDA”). Although the FDA and the USDA require the manufacturers of the Company’s food products to obtain appropriate governmental approvals and to comply with applicable regulations, the Company has responsibility for the quality and labeling of food and for compliance with FDA and USDA regulations.

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

      The Company’s foreign operations and franchises are also generally subject to regulations of the applicable country regarding the offer and sale of franchises, the content of advertising, the labeling and packaging of food, and promotion of diet products and programs.

Employees

      As of September 1, 2001 the Company had approximately 3,510 employees, of which 2,735 were located in the United States, 600 were located in Australia, and 175 were located in Canada. None of the Company’s workers in the United States are represented by a labor union. The Company has never had a strike or lockout and considers its employee relations to be excellent.

Item 1a. Executive Officers of the Registrant

      The following table sets forth certain information with respect to the executive officers of the Company:

Name of Executive Officer	Age	Position(s) Held

Sidney Craig	69	Chairman of the Board, Chief Executive Officer and Director

Jenny Craig	69	Chairman of the Executive Committee and Director

Patricia Larchet	39	President and Chief Operating Officer and Director

Duayne Weinger	52	Vice Chairman, Chief Administrative Officer and Director

Barbara Barry	50	Vice President, Marketing

James S. Kelly	40	Vice President, Chief Financial Officer and Treasurer

Alan V. Dobies	53	Vice President, Corporate Services

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

      Patricia Larchet, a director of the Company since September 2000, has served as President and Chief Operating Officer of the Company since December 1999. Prior to serving as the Company’s President, Ms. Larchet was General Manager of the Australian subsidiary of the Company. Ms. Larchet has worked for the Company since 1985.

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

Item 2. Properties

      At September 1, 2001, there were 544 Company-owned centres, all of which are in leased premises, of which 429 were in the United States, 87 were in Australia, and 28 were in Canada. A majority of the leases for Company-owned centres were entered into for an initial period of five years. The leases require fixed monthly rental payments which are subject to various adjustments. The centres are generally located in retail shopping areas on major commercial thoroughfares and generally occupy approximately 1,800 to 2,200 square feet of space consisting of a reception area, individual counseling rooms, and food storage space.

      In July 2001 the Company sold its 75,000 square foot office building located in La Jolla, California in which its executive offices have been located since 1996. The sales price was $21,000,000. After repayment of the related $5,146,980 promissory note to a bank and other closing costs, the Company realized net cash proceeds of approximately $14,852,000. Concurrent with the close of escrow, the Company entered into a month to month lease with the new owner of the building which allows the Company to occupy the building through June 30, 2002 at a monthly rent of $190,000.

      The Company leases a warehouse in Rancho Cucamonga, California for its food and non-food inventory. The Company’s executive offices in Australia are leased and are located in Melbourne, and the Company also owns a warehouse in Sunshine, Australia.

      The Company believes that its executive office and warehouse space is adequate for its current needs and that additional space will be available at reasonable costs as needed.

Item 3. Legal Proceedings

      The Company is a defendant in a litigation in the Superior Court of California, Alameda County. The action was commenced in March 2001 by certain named plaintiffs on behalf of themselves and on behalf of the general public. The complaint alleges that the Company’s service contracts used in California with its clients do not comply with the requirements of certain California consumer protection statutes. The plaintiff contends these contracts are misleading and constitute deceptive practices. The complaint requests an order declaring the Company’s practices and conduct with respect to its California service agreements unlawful, refund of membership amounts paid by clients who choose to cancel their service agreement, treble damages and attorney’s fees. The proceeding has not progressed sufficiently for the Company to estimate a range of possible loss. The Company intends to defend the matter vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

      Material appearing under the caption “Common Stock Data” on page 31 of the Annual Report to Shareholders of Jenny Craig, Inc. for the fiscal year ended June 30, 2001 (“2001 Annual Report”) is hereby incorporated by this reference.

Item 6. Selected Financial Data

      Material appearing under the caption “Selected Financial Data” on the inside front cover of the Company’s 2001 Annual Report is hereby incorporated by this reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Material appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 5 through 13 of the Company’s 2001 Annual Report is hereby incorporated by this reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

      Material appearing under the caption “Quantitative and Qualitative Disclosures About Market Risk” on page 12 of the Company’s 2001 Annual Report is hereby incorporated by this reference.

Item 8. Financial Statements and Supplementary Data

      The consolidated financial statements of the Company and subsidiaries, related notes to consolidated financial statements, and material appearing under the caption “Independent Auditors’ Report” on pages 14 through 29 of the Company’s 2001 Annual Report are hereby incorporated by this reference. Material appearing under the caption “Selected Quarterly Financial Information” on page 30 of the Company’s 2001 Annual Report is hereby incorporated by this reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Information required by this Item is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2001. Information regarding executive officers of the Registrant is set forth under the caption “Executive Officers of the Registrant” in Item 1a hereof.

Item 11. Executive Compensation

      The information required by this Item is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2001.

Item 13. Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after June 30, 2001.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

A. Financial Statements, Schedules and Exhibits

Financial Statements

      The following appear in the 2001 Annual Report at the pages indicated below and are incorporated into Part II by reference:

(1)	Independent Auditors’ Report	Page 29

(2)	Consolidated Balance Sheets as of June 30, 2000 and 2001	Page 14

(3)	Consolidated Statements of Operations for the Years Ended June 30, 1999, 2000 and 2001	Page 15

(4)	Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 1999, 2000 and 2001	Page 16

(5)	Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 2000 and 2001	Page 17

(6)	Notes to Consolidated Financial Statements	Pages 18 to 28

Schedules

      The following financial statement schedule appears on page 15 of this report:

      II. Valuation and Qualifying Accounts

Schedules other than the schedule listed above are omitted because they are either not required or not applicable.

Exhibits

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of Registrant (Incorporated herein by reference to Exhibit 3.1 to the Report on Form 10-K of the Company for the fiscal year ended June 30, 1997.)
3.4	Restated By-laws of Registrant.(1)
10.1	Jenny Craig, Inc. Management Deferred Bonus Program.(1)(2)
10.2	Agreement dated as of May 10, 1999 between Jenny Craig, Inc. and James Kelly. (Incorporated herein by reference to Exhibit 10.2 to the Report on Form 10-K of the Company for the fiscal year ended June 30, 1999.)(3)
10.3	Jenny Craig, Inc. Stock Option Plan, as amended.(2)
10.4	Executive Employment Agreement between Jenny Craig, Inc. and Jenny Craig. See Exhibit 10.8 for Amendment thereto.(1)(3)
10.5	Executive Employment Agreement between Jenny Craig, Inc. and Sid Craig. See Exhibit 10.10 for Amendment thereto.(1)(3)
10.6	Agreement dated as of May 10, 1999 between Jenny Craig, Inc. and Alan Dobies. (Incorporated herein by reference to Exhibit 10.6 to the Report on Form 10-K of the Company for the fiscal year ended June 30, 1999.)(3)
10.7	Trademark License Agreement dated July 30, 1999 between Jenny Craig, Inc. and Balance Bar Company. See Exhibit 10.9 for Amendment thereto. (Incorporated herein by reference to Exhibit 10 to the Report on Form 10-Q of the Company for the three month period ended September 30, 1999.)

Exhibit	Description

10.8	Agreement dated as of September 14, 1994 between Jenny Craig and Jenny Craig, Inc. amending Exhibit 10.4. (Incorporated herein by reference to Exhibit 10.8 to the Report on Form 10-K of the Company for the fiscal year ended June 30, 2000.)(3)
10.9	Amendment to Balance Bar Company Trademark License Agreement between Jenny Craig, Inc. and Balance Bar Company. (Incorporated herein by reference to Exhibit 10 to the Report on Form 10-Q of the Company for the three month period ended December 31, 2000.)
10.10	Agreement dated as of September 14, 1994 between Sidney Craig and Jenny Craig, Inc., amending Exhibit 10.5. (Incorporated herein by reference to Exhibit 10.10 to the Report on Form 10-K of the Company for the fiscal year ended June 30, 2000.)(3)
10.11	Agreement dated as of November 23, 1999 between Jenny Craig, Inc. and Patricia Larchet. (Incorporated herein by reference to Exhibit 10.1 to the Report on Form 10-Q of the Company for the three month period ended December 31, 1999).(3).
10.12	Purchase and Sale Agreement and Joint Escrow Instructions dated June 12, 2001 by and between Jenny Craig Operations, Inc. and National University. (Incorporated herein by reference to Exhibit 10 to the Report on Form 8-K of the Company filed on September 21, 2001.)
10.13	Agreement dated as of December 1, 1999 between Jenny Craig, Inc. and Duayne Weinger. (Incorporated herein by reference to Exhibit 10.2 to the Report on Form 10-Q of the Company for the three month period ended December 31, 1999.)(3)
10.14	Standard Form Lease dated May 14, 1996 between Jenny Craig Products, Inc. and RCDC Associates Limited Partnership (Incorporated herein by reference to Exhibit 10.14 to the Report on Form 10-K of the Company for the fiscal year ended June 30, 1997.)
10.15	Agreement dated as of December 7, 1999 between Jenny Craig, Inc. and Jeanne E. McDougall. (Incorporated herein by reference to Exhibit 10.3 to the Report on Form 10-Q of the Company for the three month period ended December 31, 1999.)(3)
10.16	Tax Allocation and Indemnity Agreement among New York Life Insurance Company et al, Security Pacific National Bank individually and as Agent, Jenny Craig, Inc., Jenny Craig Weight Loss Centres, Inc., Craig Enterprises, Inc., SJF Enterprises, Inc., Sid Craig and Jenny Craig dated as of June 30, 1989, as amended.(1)
10.17	Consent Order, effective May 4, 1998, in the matter of Jenny Craig, Inc., a corporation, and Jenny Craig International, Inc., a corporation. (Incorporated herein by reference to Exhibit 10.42 to the Report on Form 10-K of the Company for the fiscal year ended June 30, 1998.)
10.18	Supply Agreement between Jenny Craig Weight Loss Centres, Inc. and IBM Foods, d/b/a Overhill Farms, dated September 22, 1988, with amendments.(1)
10.19	Amended and Restated Agreement dated as of August 20, 1996 between Marvin Sears and Jenny Craig, Inc.(2)
10.21	Metropolitan Insurance and Annuity Company Key Man Life Insurance Policy Relating to Jenny Craig.(1)
10.23	Prudential Insurance Company of America Key Man Life Insurance Policy Relating to Jenny Craig.(1)
13.	Portions of the Annual Report to Shareholders with respect to the fiscal year ended June 30, 2001 which are incorporated by reference in this Form 10-K.
18.	Preferability Letter from KPMG LLP with respect to change in accounting method. (Incorporated herein by reference to Exhibit 18 to the Report on Form 10-K of the Company for the fiscal year ended June 30, 1997.)

Exhibit	Description

21.	List of Subsidiaries (Incorporated herein by reference to Exhibit 22 to the Report on Form 10-K of the Company for the fiscal year ended June 30, 1997.)
23.	Independent Auditors’ Consent.

(1)	Incorporated herein by reference to Registrant’s Registration Statement on Form S-1 filed October 29, 1991, Registration No. 33-42564. Each of the exhibits so incorporated by reference bears the same exhibit number in Registration Statement No. 33-42564.

(2)	Compensatory Plan.

(3)	Management contract.

B. Reports on Form 8-K

      There were no reports on Form 8-K filed by the Company during the last quarter of the period covered by this report.

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE

The Stockholders and Board of Directors

Jenny Craig, Inc.:

      Under date of August 17, 2001, we reported on the consolidated balance sheets of Jenny Craig, Inc. and subsidiaries as of June 30, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2001, as contained in the 2001 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended June 30, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

San Diego, California

August 17, 2001

SCHEDULE II

JENNY CRAIG, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the years ended June 30, 1999, 2000 and 2001
($ in thousands)

		Charged				Charged				Charged
	Balance	to	Charged		Balance	to	Charged		Balance	to	Charged		Balance
	at	Costs	to		at	Costs	to		at	Costs	to		at
	June 30,	and	Other	Write	June 30,	and	Other	Write	June 30,	and	Other	Write	June 30,
Description	1998	Expenses	Accounts	Offs	1999	Expenses	Accounts	Offs	2000	Expenses	Accounts	Offs	2001

Allowance for Doubtful Accounts	1,080	500	—	—	1,580	85	—	(93)	1,572	100	—	(256)	1,416
Accumulated Amortization —

Reacquired Area Franchise Rights and Other Intangibles	5,241	805	144	—	6,190	815	(192)	(60)	6,753	937	(347)	(287)	7,056
Accumulated Amortization —

Computer Software	1,451	164	—	—	1,615	443	—	(45)	2,013	642	—	—	2,655

See accompanying Independent Auditors’ Report on Schedule.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 25, 2001

JENNY CRAIG, INC.

By:	/s/ SIDNEY CRAIG

Sidney Craig
Chairman of the Board and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SIDNEY CRAIG Sidney Craig	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	September 25, 2001

/s/ JENNY CRAIG Jenny Craig	Chairman of the Executive Committee and Director	September 25, 2001

/s/ JAMES S. KELLY James S. Kelly	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	September 25, 2001

/s/ PATRICIA LARCHET Patricia Larchet	President and Chief Operating Officer and Director	September 25, 2001

/s/ DUAYNE WEINGER Duayne Weinger	Vice Chairman, Chief Administrative Officer and Director	September 25, 2001

/s/ SCOTT BICE Scott Bice	Director	September 25, 2001

/s/ MARVIN SEARS Marvin Sears	Director	September 25, 2001

/s/ ANDREA VAN DE KAMP Andrea Van de Kamp	Director	September 25, 2001

/s/ ROBERT WOLF Robert Wolf	Director	September 25, 2001