Form 10-Q
period 2001-09-30
JENNY CRAIG INC/DE
filed 2001-11-14
CIK 878865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001	Commission File No. 001-10887

JENNY CRAIG, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0366188

(State of Incorporation)	(I.R.S. Employer Identification No.)

11355 NORTH TORREY PINES ROAD, LA JOLLA, CA	92037

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(858) 812-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No  [   ]

Number of shares of common stock, $.000000005 par value, outstanding as of the close of business on November 12, 2001 — 20,688,971.

ITEM 1. FINANCIAL STATEMENTS

JENNY CRAIG, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	June 30,	September 30,
	2001	2001

		(unaudited)
ASSETS
Cash and cash equivalents	$38,433	52,078
Accounts receivable, net	2,076	2,302
Inventories	11,427	10,972
Prepaid expenses and other assets	3,441	3,493

Total current assets	55,377	68,845
Deferred tax assets	125	168
Cost of reacquired area franchise rights and other intangibles, net	7,460	7,229
Property and equipment, net	22,216	13,960
Other assets	459	479

	$85,637	90,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$15,255	13,555
Accrued liabilities	15,420	13,427
Current installments of obligation under capital lease	684	696
Accrual for litigation judgment	10,525	1,347
Deferred service revenue	10,423	9,835

Total current liabilities	52,307	38,860
Note payable, excluding current installments	4,957	—
Obligation under capital lease, excluding current installments	1,048	812

Total liabilities	58,312	39,672

Stockholders’ equity:
Common stock $.000000005 par value, 100,000,000 shares authorized; 27,580,260 shares issued; 20,688,971 shares outstanding at June 30, 2001 and September 30, 2001	—	—
Additional paid-in capital	71,622	71,622
Retained earnings	30,070	54,064
Accumulated other comprehensive income	395	85
Treasury stock, at cost: 6,891,289 shares at June 30, 2001 and September 30, 2001	(74,762)	(74,762)

Total stockholders’ equity	27,325	51,009
Commitments and contingencies

	$85,637	90,681

See accompanying notes to unaudited consolidated financial statements.

JENNY CRAIG, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)

	Three Months Ended
	September 30,

	2000	2001

Revenues:
Company-owned operations:
Product sales	$57,103	63,933
Service revenue	4,253	4,421

	61,356	68,354

Franchise operations:
Product sales	4,251	4,494
Royalties	711	764
Initial franchise fees	75	25

	5,037	5,283

Licensing revenue	—	279

Total revenues	66,393	73,916

Costs and expenses:
Company-owned operations:
Product	56,099	59,192
Service	3,101	3,039

	59,200	62,231

Franchise operations:
Product	3,051	3,228
Other	257	268

	3,308	3,496

	3,885	8,189
General and administrative expenses	5,593	6,063
Litigation judgment	219	(9,178)

Operating income (loss)	(1,927)	11,304
Other income, net, principally interest	345	392
Gain on sale of building	—	12,385

Income (loss) before income taxes	(1,582)	24,081
Income taxes	154	87

Net income (loss)	$(1,736)	23,994

Basic and diluted net income (loss) per share	$(.08)	1.16

See accompanying notes to unaudited consolidated financial statements.

JENNY CRAIG, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Three Months Ended
	September 30,

	2000	2001

Cash flows from operating activities:
Net income (loss)	$(1,736)	23,994
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,372	1,204
Provision for deferred income taxes (benefit)	2,161	(43)
Write-off of cost of reacquired area franchise rights	209	—
(Gain) loss on disposal of property and equipment	1	(12,343)
(Increase) decrease in:
Accounts receivable	298	(226)
Inventories	853	455
Prepaid expenses and other assets	(374)	(71)
Increase (decrease) in:
Accounts payable	(928)	(1,700)
Accrued liabilities	(396)	(1,993)
Accrual for litigation judgment	219	(9,178)
Deferred service revenue	(123)	(588)

Net cash provided by (used in) operating activities	1,556	(489)

Cash flows from investing activities:
Purchase of property and equipment	(163)	(800)
Proceeds from sale of building	—	20,318
Proceeds from maturity of short-term investments	925	—

Net cash provided by investing activities	762	19,518

Cash flows from financing activities:
Principal payments on note payable and capital lease	(258)	(5,181)

Effect of exchange rate changes on cash and cash equivalents	(2,631)	(203)

Net increase (decrease) in cash and cash equivalents	(571)	13,645
Cash and cash equivalents at beginning of period	34,710	38,433

Cash and cash equivalents at end of period	$34,139	52,078

Supplemental disclosure of cash flow information:
Income taxes paid	$465	220
Interest paid	156	47

See accompanying notes to unaudited consolidated financial statements.

JENNY CRAIG, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001

1. The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for any interim period are not necessarily indicative of the results for any other interim period or for the full year. These statements should be read in conjunction with the June 30, 2001 consolidated financial statements.

2. In October 2001, the California Court of Appeal reversed a substantial portion of an $8.7 million judgment rendered against the Company in 1999 arising from a dispute with a former landlord. The judgment, which included compensatory and punitive damages for alleged fraud totaling $7.2 million, was reversed and the award of damages for breach of the lease was reduced to approximately $700,000. The appellate court also reversed the award of $569,000 in attorney’s fees to the plaintiff, and directed the trial court to redetermine the proper amount in view of the reduced amount of damages awarded. This reversal is the reason for both the decrease in the accrual for litigation judgment on the accompanying consolidated balance sheet at September 30, 2001 and the $9,178,000 litigation judgment credit on the accompanying consolidated statement of operations for the quarter ended September 30, 2001.

3. In July 2001, the Company completed the sale of its corporate office building for $21,000,000. Concurrent with the sale, the note payable, which totaled $5,147,000 at June 30, 2001, was paid in full. A gain on the sale of the building totaling $12,385,000 was recorded in the quarter ended September 30, 2001. After repayment of the note payable and expenses of the sale, the Company received net cash proceeds of $15,154,000.

4. The weighted average number of shares used to calculate basic net income (loss) per share was 20,688,971 for the quarters ended September 30, 2000 and 2001. Stock options had the effect of increasing the number of shares used in the diluted net income per share calculation by application of the treasury stock method by 2,676 shares for the quarter ended September 30, 2001. The effect of 2,462,000 stock options have been excluded from the calculation of diluted net loss per share for the quarter ended September 30, 2000 as inclusion of their effect would be antidilutive.

5. Comprehensive income (loss) for the quarters ended September 30, 2000 and 2001 presented below includes foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency items.

	Three Months Ended
	September 30,

	2000	2001

Net income (loss)	$(1,736)	23,994
Foreign currency translation adjustments	(2,631)	(310)

Comprehensive income (loss)	$(4,367)	23,684

6. The Company operates in the weight management industry. Substantially all revenue results from the sale of weight management products and services, whether the centre is operated by the Company or its franchisees. The Company’s reportable segments consist of Company-owned operations and franchise operations, further segmented by geographic area. The following presents information about the respective reportable segments ($ in thousands):

	Three Months
	Ended September 30,

	2000	2001

Revenue:
Company-owned operations:
United States	$51,733	58,716
Foreign	9,623	9,638
Franchise operations:
United States	3,613	3,650
Foreign	1,424	1,633
Licensing revenue-United States	—	279
Operating income (loss):
Company-owned operations:
United States	(3,281)	9,907	(1)
Foreign	481	247
Franchise operations:
United States	428	379
Foreign	445	492
Licensing revenue-United States	—	279
Identifiable assets:
United States	86,728	75,694
Foreign	15,380	14,987

(1)	Includes the reversal of a litigation judgment totaling $9,178,000. See note 2.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     Information provided in this Report on Form 10-Q may contain, and the Company may from time to time disseminate material and make statements which may contain “forward-looking” information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the “Act”). These forward-looking statements may relate to anticipated financial performance, business prospects and similar matters. The words “expects,” “anticipates,” “believes,” and similar words generally signify a “forward-looking” statement. These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefit of “safe-harbor” provisions of the Act. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. Among the factors that could cause actual results to differ materially are: increased competition; technological and scientific developments, including appetite suppressants and other drugs which can be used in weight-loss programs; increases in cost of food or services; lack of market acceptance of additional products and services; legislative and regulatory restrictions or actions; effectiveness of marketing and advertising programs; prevailing domestic and foreign economic conditions; and the risk factors set forth from time to time in the Company’s annual reports and other reports and filings with the SEC. The reader should carefully review the cautionary statements contained under the caption “Forward-Looking Statements” in Item 1 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.

Quarter Ended September 30, 2001 as Compared to Quarter Ended September 30, 2000

     The following table presents selected operating results for United States Company-owned and foreign Company-owned operations for the quarters ended September 30, 2000 and 2001 (U.S. $ in thousands):

	U.S. Company Owned Operations Three Months Ended Sept. 30,			Foreign Company Owned Operations(1) Three Months Ended Sept. 30,

			%			%
	2000	2001	Change	2000	2001	Change

Product sales	$48,256	54,891	14%	8,847	9,042	2%
Service revenue	3,477	3,825	10%	776	596	–23%

Total	51,733	58,716	14%	9,623	9,638	0%
Costs and expenses	50,770	53,520	5%	8,430	8,711	3%
General and administrative	4,025	4,467	11%	712	680	–4%
Litigation judgment	219	(9,178)	—	—	—	—

Operating income (loss)	$(3,281)	9,907		481	247	–49%

Average number of centres	435	429	–1%	113	115	2%

(1)	Foreign Company-owned operations reflect the Company’s 87 centres in Australia and 28 centres (26 centres in 2000) in Canada, with the Canadian centres generating revenues of $2,411,000 and $3,280,000 in the quarters ended September 30, 2000 and 2001, respectively, and an operating loss of $132,000 for the quarter ended September 30, 2000 and operating income of $29,000 for the quarter ended September 30, 2001.

     Revenues from United States Company-owned operations, which represented 79% of the worldwide Company-owned centres at September 30, 2001, increased 14% for the quarter ended

September 30, 2001 compared to the quarter ended September 30, 2000. Average revenue per United States Company-owned centre increased from $119,000 for the quarter ended September 30, 2000 to $137,000 for the quarter ended September 30, 2001. Product sales, which consists primarily of food products, from United States Company-owned operations increased 14% principally due to a 5% increase in the number of active participants in the program between the periods (principally due to improved retention of participants) and an 8% increase in the average dollar amount of food products purchased per participant. The increase in the average dollar amount of food products purchased per participant resulted from the implementation of an approximate 3% price increase on food items in May 2001 and the introduction of the Ultimate Choice program, also in May 2001. The Ultimate Choice program allows the participant more flexibility in selecting their individual food items, which the Company believes has resulted in many participants choosing products which they find more appealing and that have higher retail prices. Service revenues from United States Company-owned operations increased 10% principally due to an increase in the average service fee charged per new participant enrolled in the program between the periods.

     Revenues from foreign Company-owned operations, which is derived from 87 centres in Australia and 28 centres (26 centres in 2000) in Canada, was essentially the same as the prior year quarter. There was an 8% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar between the periods.

     The Company has experienced reduced demand over the past several years. The Company believes that increased competition from various sources, including prescription and non-prescription pills, best selling diet books, and other “do it yourself” methods have contributed to the Company’s downward trend. Many of these competitors claim to provide “quick” and “easy” weight loss or other aggressive claims about the efficacy of their methods, are supported by a high level of advertising, and are less expensive than the Company’s program. The Company cannot predict whether the current trend will continue in the future.

     Costs and expenses of United States Company-owned operations increased 5% for the quarter ended September 30, 2001 compared to the same quarter last year. The 5% increase was primarily due to the increased variable costs, principally the cost of goods sold and compensation, associated with the increased revenues. Costs and expenses of United States Company-owned operations as a percentage of United States Company-owned revenues decreased from 98% to 91% between the periods principally due to a small reduction in advertising spending and the lower proportion of fixed costs when compared to the higher level of revenues.

     In October 2001, the California Court of Appeal reversed a substantial portion of an $8.7 million judgment rendered against the Company in 1999 arising from a dispute with a former landlord. The judgment, which included compensatory and punitive damages for alleged fraud totaling $7.2 million, was reversed and the award of damages for breach of the lease was reduced to approximately $700,000. The appellate court also reversed the award of $569,000 in attorney’s fees to the plaintiff, and directed the trial court to redetermine the proper amount in view of the reduced amount of damages awarded. This appellate reversal is the reason for both the decrease in the accrual for litigation judgment on the accompanying consolidated balance sheet at September 30, 2001 and the $9,178,000 litigation judgment credit on the accompanying consolidated statement of operations for the quarter ended September 30, 2001.

     After including the allocable portion of general and administrative expenses and the litigation judgment reversal, United States Company-owned operations had operating income of $9,907,000 for the quarter ended September 30, 2001 compared to an operating loss of $3,281,000 for the quarter ended September 30, 2000.

     Costs and expenses of foreign Company-owned operations increased 3% for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000, principally due to a 2% increase in the number of centres between the periods. After including the allocable portion of general and administrative expenses, foreign Company-owned operations had operating income of $247,000 for the quarter ended September 30, 2001 compared to operating income of $481,000 for the quarter ended September 30, 2000.

     Revenues from franchise operations increased 5% from $5,037,000 to $5,283,000 for the quarters ended September 30, 2000 and 2001, respectively. This increase was principally due to an increase in the revenues at franchised centres which resulted in increased product sales and royalties for the Company. As of September 30, 2001 there were 112 franchised centres in operation, of which 74 were in the United States and 38 were in foreign countries, principally Australia and New Zealand.

     Costs and expenses of franchised operations, which consist primarily of product costs, increased 6% from $3,308,000 to $3,496,000 for the quarters ended September 30, 2000 and 2001, respectively, principally because of the increased level of franchise operations. Franchise costs and expenses as a percentage of franchise revenues remained relatively constant between the periods.

     The $279,000 of licensing royalties for the quarter ended September 30, 2001 are pursuant to a trademark license agreement entered into with Balance Bar Company (subsequently acquired by Kraft Foods) and are based upon the retail sales of certain products bearing the Company’s brand.

     General and administrative expenses increased 8% from $5,593,000 to $6,063,000 but decreased from 8.4% to 8.2% of total revenues for the quarters ended September 30, 2000 and 2001, respectively. The increase in general and administrative expenses is principally due to increased legal and consulting expenses.

     The elements discussed above combined to result in operating income of $11,304,000, which includes the $9,178,000 credit from the litigation judgment reversal, for the quarter ended September 30, 2001 compared to an operating loss of $1,927,000 for the quarter ended September 30, 2000.

     In July 2001, the Company completed the sale of its corporate office building for $21,000,000. Concurrent with the sale, the note payable, which totaled $5,147,000 at June 30, 2001, was paid in full. A gain on the sale of the building totaling $12,385,000 was recorded in the quarter ended September 30, 2001. After repayment of the note payable and expenses of the sale, the Company received net cash proceeds of $15,154,000.

     Income taxes (benefit) for the quarter ended September 30, 2001 includes income taxes at an effective rate of 37% on the Company’s foreign taxable income, and reflects the utilization of net operating loss carryforwards available to offset the Company’s taxable income from United States operations. Income taxes (benefit) for the prior year quarter ended September 30, 2000 includes income taxes at an effective rate of 37% on the Company’s foreign taxable income, but does not reflect any benefit for the net operating loss incurred by the Company’s United States operations because of the uncertainty, at that time, that such benefit would be realizable.

     In May 2001, the Company retained the investment banking firm Koffler & Company to advise the Company on strategic alternatives to maximize shareholder value, including a possible sale of the Company.

Liquidity and Capital Resources

     The Company has historically financed its operations through cash flow from operations, supplemented by a note payable obtained in 1996 (which was paid off in the quarter ended September 30, 2001) to partially finance the Company’s purchase of its corporate office building and by a capital lease for computer equipment related to Y2K remediation in 2000.

     At September 30, 2001, the Company had cash and cash equivalents totaling $52,078,000 compared to $38,433,000 at June 30, 2001, reflecting an increase of $13,645,000 during the quarter ended September 30, 2001. The increase in cash and cash equivalents resulted principally from the proceeds from the Company’s sale of its corporate office building.

     The Company’s principal cash commitments at September 30, 2001 are as follows:

•	Operating lease payments on premises from which the Company’s centre operations are conducted totaling approximately $30,003,000, of which approximately $15,268,000 is payable in the twelve months ending September 30, 2002 and approximately $9,136,000 is payable in the twelve months ending September 30, 2003. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

•	Debt service with respect to the capital lease principal totaling $1,508,000 plus related interest.

•	The litigation judgment of approximately $700,000 plus simple interest at 10% and attorney’s fees to be determined by the trial court.

•	Remaining payments of approximately $289,000 related to the restructuring implemented in November 1999.

•	In the normal course of its business the Company acquires property and equipment, including replacing assets which are no longer useful. This may include moving the location of a centre or remodeling existing centres.

     The Company believes that its available cash and cash equivalents, together with its cash flow from operations, are adequate for its needs in the foreseeable future.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

      The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 is required for fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

      Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations.

      Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. The standard applies to tangible long-lived assets that have a legal obligation associated with their retirement that results from the acquisition, construction or development or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the remaining life of the asset. The liability is accreted at the end of each period through charges to operating expense. The provisions of SFAS No. 143 are required to be applied during the quarter ending March 31, 2003. At this time, the Company does not anticipate that the adoption of SFAS No. 143 will have a material effect on the Company’s consolidated financial statements.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of SFAS No. 121, including the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (APB No. 30), “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. At this time, the Company does not anticipate that the adoption of SFAS No. 144 will have a material effect on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to a variety of risks, including changes in interest rates affecting the return on its investments and the cost of its debt, and foreign currency fluctuations.

     At September 30, 2001, the Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. The Company also, at times, maintains a short-term investment portfolio containing financial instruments with original maturities of greater than three months but less than twelve months. These financial instruments, principally comprised of high quality commercial paper, are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate 10% increase in interest rates would not have a material effect on the Company’s financial condition or results of operations. The Company has not used derivative financial instruments in its investment portfolio.

     The Company’s long-term debt at September 30, 2001 is comprised of a fixed rate capital lease agreement covering certain computer hardware with a total balance of $1,508,000. Due to the relative immateriality of the long-term debt, an immediate 10% change in interest rates would not have a material effect on the Company’s financial condition or results of operations.

     Approximately 15% of the Company’s revenues for the quarter ended September 30, 2001 were generated from foreign operations, located principally in Australia and Canada. In the quarter ended September 30, 2001, the Company was subjected to an 8% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar compared to the quarter ended September 30, 2000. Currently, the Company does not enter into forward exchange contracts or other financial instruments with respect to foreign currency.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The litigation described in Item 3 of the Company’s Report on Form 10-K for the fiscal year ended June 30, 2001 has been dismissed as a result of a settlement reached between the parties.

Item 6. Exhibits and Reports on Form 8-K

(b) The Company filed a report on Form 8-K on September 21, 2001 reporting the Company’s sale of its corporate office building.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JENNY CRAIG, INC.

By: /S/ James S. Kelly

James S. Kelly Vice President, Chief Financial Officer, and Treasurer

Date: November 13, 2001