Form 10-Q
period 2001-12-31
JENNY CRAIG INC/DE
filed 2002-02-14
CIK 878865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2001 Commission File No. 001-10887

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

Yes [ X]  No [    ]

Number of shares of common stock, $.000000005 par value, outstanding as of the close of business on February 8, 2002- 20,688,971.

ITEM 1. FINANCIAL STATEMENTS

JENNY CRAIG, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	June 30,	December 31,
	2001	2001

		(unaudited)
ASSETS
Cash and cash equivalents	$38,433	51,028
Accounts receivable, net	2,076	2,280
Inventories	11,427	11,160
Prepaid expenses and other assets	3,441	5,599

Total current assets	55,377	70,067
Deferred tax assets	125	125
Cost of reacquired area franchise rights and other intangibles, net	7,460	5,245
Property and equipment, net	22,216	14,051
Other assets	459	493

	$85,637	89,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$15,255	15,766
Accrued liabilities	15,420	12,607
Current installments of obligation under capital lease	684	714
Accrual for litigation judgment	10,525	1,375
Deferred service revenue	10,423	8,227

Total current liabilities	52,307	38,689
Note payable, excluding current installments	4,957	—
Obligation under capital lease, excluding current installments	1,048	623

Total liabilities	58,312	39,312

Stockholders’ equity:
Common stock $.000000005 par value, 100,000,000 shares authorized; 27,580,260 shares issued; 20,688,971 shares outstanding at June 30, 2001 and December 31, 2001	—	—
Additional paid-in capital	71,622	71,622
Retained earnings	30,070	53,677
Accumulated other comprehensive income	395	132
Treasury stock, at cost; 6,891,289 shares at June 30, 2001 and December 31, 2001	(74,762)	(74,762)

Total stockholders’ equity	27,325	50,669
Commitments and contingencies

	$85,637	89,981

See accompanying notes to unaudited consolidated financial statements.

JENNY CRAIG, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2000	2001	2000	2001

Revenues:
Company-owned operations:
Product sales	$51,672	59,336	108,775	123,269
Service revenue	4,090	4,125	8,343	8,546

	55,762	63,461	117,118	131,815

Franchise operations:
Product sales	4,259	4,503	8,510	8,997
Royalties	613	703	1,324	1,467
Initial franchise fees	50	—	125	25

	4,922	5,206	9,959	10,489

Licensing revenue	—	280	—	559

Total revenues	60,684	68,947	127,077	142,863

Costs and expenses:
Company-owned operations:
Product	52,074	56,508	108,173	115,700
Service	3,094	2,935	6,195	5,974

	55,168	59,443	114,368	121,674

Franchise operations:
Product	3,307	3,329	6,359	6,557
Other	308	288	564	556

	3,615	3,617	6,923	7,113

	1,901	5,884	5,786	14,076
General and administrative expenses	5,653	6,437	11,246	12,500
Litigation judgment	219	28	438	(9,150)

Operating income (loss)	(3,971)	(578)	(5,898)	10,726
Other income, net, principally interest	412	374	757	766
Gain on sale of building	—	—	—	12,385

Income (loss) before taxes	(3,559)	(204)	(5,141)	23,877
Income taxes	18,053	183	18,207	270

Net income (loss)	$(21,612)	(387)	(23,348)	23,607

Basic and diluted net income (loss) per share	$(1.04)	(0.02)	(1.13)	1.14

See accompanying notes to unaudited consolidated financial statements.

JENNY CRAIG, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Six Months Ended
	December 31,

	2000	2001

Cash flows from operating activities:
Net income (loss)	$(23,348)	23,607
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,740	3,594
Provision for deferred income taxes (benefit)	17,560	—
Loss on write-off of cost of reacquired area franchise rights	192	—
Gain on disposal of property and equipment	(63)	(12,327)
Changes in assets and liabilities:
Accounts receivable	3	(204)
Inventories	1,204	267
Prepaid expenses and other assets	1,041	(2,192)
Accounts payable	835	511
Accrued liabilities	(518)	(2,813)
Accrual for litigation judgment	438	(9,150)
Deferred service revenue	(565)	(2,196)

Net cash used in operating activities	(481)	(903)

Cash flows from investing activities:
Purchase of property and equipment	(557)	(2,968)
Proceeds from sale of building	—	20,318
Proceeds from maturity of short-term investments	925	—

Net cash provided by investing activities	368	17,350

Cash flows from financing activities- Principal payments on note payable and capital lease obligation	(409)	(5,352)

Effect of exchange rate changes on cash and cash equivalents	(2,132)	1,500

Net increase (decrease) in cash and cash equivalents	(2,654)	12,595
Cash and cash equivalents at beginning of period	34,710	38,433

Cash and cash equivalents at end of period	$32,056	51,028

Supplemental disclosure of cash flow information- Income taxes paid	$854	986
Interest paid	$285	70

See accompanying notes to unaudited consolidated financial statements.

JENNY CRAIG, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

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

2. In October 2001, the California Court of Appeal reversed a substantial portion of an $8.7 million judgment rendered against the Company in 1999 arising from a dispute with a former landlord. The judgment, which included compensatory and punitive damages for alleged fraud totaling $7.2 million, was reversed and the award of damages for breach of the lease was reduced to approximately $700,000. The appellate court also reversed the award of $569,000 in attorney’s fees to the plaintiff, and directed the trial court to redetermine the proper amount in view of the reduced amount of damages awarded. This reversal is the reason for both the decrease in the accrual for litigation judgment on the accompanying consolidated balance sheet at December 31, 2001 and the $9,150,000 litigation judgment credit on the accompanying consolidated statement of operations for the six months ended December 31, 2001.

3. In July 2001, the Company completed the sale of its corporate office building for $21,000,000. Concurrent with the sale, the note payable, which totaled $5,147,000 at June 30, 2001, was paid in full. A gain on the sale of the building totaling $12,385,000 was recorded in the six months ended December 31, 2001. After repayment of the note payable and expenses of the sale, the Company received net cash proceeds of $15,154,000.

4. The weighted average number of shares used to calculate basic net income (loss) per share was 20,688,971 for all periods presented. Stock options had the effect of increasing the number of shares used in the diluted net income per share calculation by application of the treasury stock method by 92,714 shares for the six months ended December 31, 2001. The calculation of diluted net loss per share for the three and six month periods ended December 31, 2000 and the three months ended December 31, 2001 excluded the effect of 2,285,100 and 2,172,300 stock options, respectively, as their effect would be antidilutive.

5. Comprehensive income (loss) for the three and six month periods ended December 31, 2000 and 2001 presented below includes foreign currency translation items. There was no tax expense or tax benefit associated with the foreign currency items.

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2000	2001	2000	2001

Net income (loss)	$(21,612)	(387)	(23,348)	23,607
Foreign currency translation adjustments	273	46	(2,358)	(263)

Comprehensive income (loss)	$(21,339)	(341)	(25,706)	23,344

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

	Three Months		Six Months
	Ended December 31,		Ended December 31,

	2000	2001	2000	2001

Revenue:
Company-owned operations:
United States	$46,565	53,691	98,298	112,407
Foreign	9,197	9,770	18,820	19,408
Franchise operations:
United States	3,184	3,560	6,686	7,210
Foreign	1,738	1,646	3,273	3,279
Licensing revenue—United States	—	280	—	559
Operating income (loss):
Company-owned operations:
United States	(4,801)	(1,989)	(8,069)	7,918	(1)
Foreign	374	561	897	808
Franchise operations:
United States	(111)	80	283	459
Foreign	567	490	991	982
Licensing revenue-United States	—	280	—	559
Identifiable assets:
United States	65,707	72,936	65,707	72,936
Foreign	16,330	17,045	16,330	17,045

(1)	Includes the reversal of a litigation judgment totaling $9,150,000. See note 2.

JENNY CRAIG, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7. During the quarter ended December 31, 2001, the Company recorded a charge of $1,134,000 to reflect the impairment of certain intangible assets associated with the termination of the Balance Bar Company trademark license agreement. The impairment charge was determined as the amount by which the carrying amount of the assets exceeded the estimated future undiscounted cash flows.

8. On January 27, 2002, the Company entered into a definitive merger agreement providing for the acquisition of the Company by an investor group led by ACI Capital Co., Inc., a private investment firm. DB Capital Partners, the private equity arm of Deutsche Bank is ACI Capital’s partner in the transaction. The investor group will also include Sidney and Jenny Craig. The merger agreement calls for Jenny Craig stockholders to receive $5.30 per share in cash. Completion of the transaction is subject to customary closing conditions, including approval by the stockholders of Jenny Craig and the receipt of financing. The Company filed a Report on Form 8-K on January 29, 2002 reporting that the Company entered into the merger agreement and attaching the merger agreement and related documents as exhibits.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     Information provided in this Report on Form 10-Q may contain, and the Company may from time to time disseminate material and make statements which may contain “forward-looking” information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the “Act”). These forward-looking statements may relate to anticipated financial performance, business prospects and similar matters. The words “expects”, “anticipates”, “believes”, and similar words generally signify a “forward-looking” statement. These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefit of “safe-harbor” provisions of the Act. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. Among the factors that could cause actual results to differ materially are: increased competition; technological and scientific developments, including appetite suppressants and other drugs which can be used in weight-loss programs; increases in cost of food or services; lack of market acceptance of additional products and services; legislative and regulatory restrictions or actions; effectiveness of marketing and advertising programs; prevailing domestic and foreign economic conditions; and the risk factors set forth from time to time in the Company’s annual reports and other reports and filings with the SEC. The reader should carefully review the cautionary statements contained under the caption “Forward-Looking Statements” in Item 1 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.

Quarter Ended December 31, 2001 as Compared to Quarter Ended December 31, 2000

     The following table presents selected operating results for United States Company-owned and foreign Company-owned operations for the quarters ended December 31, 2000 and 2001 (U.S. $ in thousands):

	U.S. Company Owned			Foreign Company Owned
	Operations			Operations (1)
	Three Months Ended December 31,			Three Months Ended December 31,

			%			%
	2000	2001	Change	2000	2001	Change

Product sales	$43,130	50,192	16%	8,542	9,144	7%
Service revenue	3,435	3,499	2%	655	626	-4%

Total	46,565	53,691	15%	9,197	9,770	6%
Costs and expenses	47,035	51,010	8%	8,133	8,433	4%
General and administrative	4,112	4,642	13%	690	776	12%
Litigation judgment	219	28	—	—	—	—

Operating income (loss)	$(4,801)	(1,989)		374	561

Average number of centres	433	427	-1%	113	115	2%

(1)	Foreign Company-owned operations reflect the Company’s 87 centres in Australia and 28 centres (26 centres in 2000) in Canada, with the Canadian centres generating revenues of $2,346,000 and $2,998,000 in the quarters ended December 31, 2000 and 2001, respectively, and an operating loss of $205,000 for the quarter ended December 31, 2000 and operating income of $79,000 for the quarter ended December 31, 2001.

JENNY CRAIG, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     Revenues from United States Company-owned operations, which represented 79% of the worldwide Company-owned centres at December 31, 2001, increased 15% for the quarter ended December 31, 2001 compared to the quarter ended December 31, 2000. Average revenue per United States Company-owned centre increased from $107,000 for the quarter ended December 31, 2000 to $126,000 for the quarter ended December 31, 2001. Product sales, which consists primarily of food products, from United States Company-owned operations increased 16% principally due to a 5% increase in the number of active participants in the program between the periods and a 6% increase in the average dollar amount of food products purchased per participant. The increase in the average dollar amount of food products purchased per participant resulted from the implementation of an approximate 3% price increase on food items in May 2001 and the introduction of the Ultimate Choice program, also in May 2001. The Ultimate Choice program allows the participant more flexibility in selecting their individual food items, which the Company believes has resulted in many participants choosing products which they find more appealing and that have higher retail prices. Service revenues from United States Company-owned operations increased 2% principally due to an increase in the number of new participants enrolled in the program.

     Revenues from foreign Company-owned operations, which is derived from 87 centres in Australia and 28 centres (26 centres in 2000) in Canada, increased 6% for the quarter ended December 31, 2001 compared to the quarter ended December 31, 2000 primarily due to a 2% increase in the number of foreign Company-owned centres and improved performance of the Canadian centres. There was a 3% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar between the periods.

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

     Costs and expenses of United States Company-owned operations increased 8% for the quarter ended December 31, 2001 compared to the same quarter last year. The 8% increase was primarily due to the increased variable costs, principally the cost of goods sold and compensation, associated with the increased revenues and a non-cash charge of $1,134,000 to reflect the impairment of certain intangible assets associated with the termination of the Balance Bar trademark license agreement. Costs and expenses of United States Company-owned operations as a percentage of United States Company-owned revenues decreased from 101% to 95% between the periods principally due to the lower proportion of fixed costs when compared to the higher level of revenues.

     After including the allocable portion of general and administrative expenses, United States Company-owned operations had an operating loss of $1,989,000 for the quarter ended December 31, 2001 compared to an operating loss of $4,801,000 for the quarter ended December 31, 2000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

     Costs and expenses of foreign Company-owned operations increased 4% for the quarter ended December 31, 2001 compared to the quarter ended December 31, 2000, primarily due to the increased variable costs, principally the cost of goods sold and compensation, associated with the higher revenues and the 2% increase in the number of centres between the periods. After including the allocable portion of general and administrative expenses, foreign Company-owned operations had operating income of $561,000 for the quarter ended December 31, 2001 compared to operating income of $374,000 for the quarter ended December 31, 2000.

     Revenues from franchise operations increased 6% from $4,922,000 to $5,206,000 for the quarters ended December 31, 2000 and 2001, respectively. This increase was principally due to an increase in the revenues at franchised centres which resulted in increased product sales and royalties for the Company. As of December 31, 2001 there were 111 franchised centres in operation, of which 73 were in the United States and 38 were in foreign countries, principally Australia and New Zealand.

     Costs and expenses of franchised operations, which consist primarily of product costs, were essentially the same for the quarter ended December 31, 2001 compared to the same quarter last year. Franchise costs and expenses as a percentage of franchise revenues remained relatively constant between the periods.

     The $280,000 of licensing royalties for the quarter ended December 31, 2001 are pursuant to a trademark license agreement entered into with Balance Bar Company (subsequently acquired by Kraft Foods) and are based upon the retail sales of certain products bearing the Company’s brand. In December 2001, Balance Bar Company notified the Company that, in accordance with the trademark license agreement, Balance Bar Company was terminating the agreement with six months notice to the Company. In connection with the termination of this agreement, the Company recorded a non-cash charge of $1,134,000 to reflect the impairment of certain intangible assets associated with this agreement.

     General and administrative expenses increased 14% from $5,653,000 to $6,437,000 but remained constant at 9.3% of total revenues for the quarters ended December 31, 2000 and 2001. The increase in general and administrative expenses is principally due to increased legal and consulting expenses related to the proposed sale of the Company and increased occupancy costs. The Company is currently leasing, on a short-term basis, the corporate office building which was sold in July 2001 pending the move to a smaller, less expensive location.

     The elements discussed above combined to result in an operating loss of $578,000 for the quarter ended December 31, 2001 compared to an operating loss of $3,971,000 for the quarter ended December 31, 2000.

     Income taxes for the quarter ended December 31, 2001 includes income taxes at an effective rate of 37% on the Company’s foreign taxable income, and reflects the utilization of net operating loss carryforwards available to offset the Company’s taxable income from United States operations. Income taxes for the quarter ended December 31, 2000 includes income taxes at an effective rate of 37% on the Company’s foreign taxable income, but does not reflect any benefit for the net operating loss incurred by the Company’s United States operations. During the quarter ended December 31, 2000, the Company concluded that the deferred tax asset valuation allowance

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

should be increased due to the uncertainty, at that time, of realizing certain tax loss carryforwards and other deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. Accordingly, the Company recorded a non-cash charge of $17,721,000 to provide a full valuation allowance for the balance of the U.S. net deferred tax asset. Management’s assessment was based principally on the losses experienced by the Company in the U.S. for the first six months of fiscal 2001, together with less than expected operating results in January 2001, following two consecutive profitable quarters ended March 31, 2000 and June 30, 2000.

     On January 27, 2002, the Company entered into a definitive merger agreement providing for the acquisition of the Company by an investor group led by ACI Capital Co., Inc., a private investment firm. DB Capital Partners, the private equity arm of Deutsche Bank is ACI Capital’s partner in the transaction. The investor group will also include Sidney and Jenny Craig. The merger agreement calls for Jenny Craig stockholders to receive $5.30 per share in cash. Completion of the transaction is subject to customary closing conditions, including approval by the stockholders of Jenny Craig and the receipt of financing. The Company filed a Report on Form 8-K on January 29, 2002 reporting that the Company entered into the merger agreement and attaching the merger agreement and related documents as exhibits.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

Six Months Ended December 31, 2001 as Compared to Six Months Ended December 31, 2000

The following table presents selected operating results for United States Company-owned and foreign Company-owned operations for the six month periods ended December 31, 2000 and 2001 (U.S. $ in thousands):

	U.S. Company Owned			Foreign Company Owned
	Operations			Operations (1)
	Six Months Ended December 31,			Six Months Ended December 31,

			%			%
	2000	2001	Change	2000	2001	Change

Product sales	$91,386	105,083	15%	17,389	18,186	5%
Service revenue	6,912	7,324	6%	1,431	1,222	-15%

Total	98,298	112,407	14%	18,820	19,408	3%
Costs and expenses	97,805	104,531	7%	16,563	17,143	4%
General and administrative	8,124	9,108	12%	1,360	1,457	7%
Litigation judgment	438	(9,150)	—	—	—	—

Operating income (loss)	$(8,069)	7,918		897	808

Average number of centres	434	428	-1%	113	115	2%

(1)	Foreign Company-owned operations reflect the Company’s 87 centres in Australia and 28 centres (26 centres in 2000) in Canada, with the Canadian centres generating revenues of $4,757,000 and $6,278,000 for the six months ended December 31, 2000 and 2001, respectively, and an operating loss of $337,000 for the six months ended December 31, 2000 and operating income of $109,000 for the six months ended December 31, 2001.

     Revenues from United States Company-owned operations, which represented 79% of the worldwide Company-owned centres at December 31, 2001, increased 14% for the six months ended December 31, 2001 compared to the six months ended December 31, 2000. Average revenue per United States Company-owned centre increased from $226,000 for the six months ended December 31, 2000 to $262,000 for the six months ended December 31, 2001. Product sales, which consists primarily of food products, from United States Company-owned operations increased 15% principally due to a 5% increase in the number of active participants in the program between the periods and a 6% increase in the average dollar amount of food products purchased per participant. The increase in the average dollar amount of food products purchased per participant resulted from the implementation of an approximate 3% price increase on food items in May 2001 and the introduction of the Ultimate Choice program, also in May 2001. The Ultimate Choice program allows the participant more flexibility in selecting their individual food items, which the Company believes has resulted in many participants choosing products which they find more appealing and that have higher retail prices. Service revenues from United States Company-owned operations increased 6% principally due to an increase in the number of new participants enrolled in the program.

     Revenues from foreign Company-owned operations, which is derived from 87 centres in Australia and 28 centres (26 centres in 2000) in Canada, increased 3% primarily due to a 2% increase in the number of foreign Company-owned centres and improved performance of the Canadian centres. There was a 6% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar between the periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

     Costs and expenses of United States Company-owned operations increased 7% for the six months ended December 31, 2001 compared to the same period last year. The 7% increase was primarily due to the increased variable costs, principally the cost of goods sold and compensation, associated with the increased revenues and a non-cash charge of $1,134,000 to reflect the impairment of certain intangible assets associated with the termination of the Balance Bar trademark license agreement. Costs and expenses of United States Company-owned operations as a percentage of United States Company-owned revenues decreased from 99% to 93% between the periods principally due to the lower proportion of fixed costs when compared to the higher level of revenues.

     In October 2001, the California Court of Appeal reversed a substantial portion of an $8.7 million judgment rendered against the Company in 1999 arising from a dispute with a former landlord. The judgment, which included compensatory and punitive damages for alleged fraud totaling $7.2 million, was reversed and the award of damages for breach of the lease was reduced to approximately $700,000. The appellate court also reversed the award of $569,000 in attorney’s fees to the plaintiff, and directed the trial court to redetermine the proper amount in view of the reduced amount of damages awarded. This appellate reversal is the reason for both the decrease in the accrual for litigation judgment on the accompanying consolidated balance sheet at December 31, 2001 and the $9,150,000 litigation judgment credit on the accompanying consolidated statement of operations for the six months ended December 31, 2001.

     After including the allocable portion of general and administrative expenses, United States Company-owned operations had operating income of $7,918,000 for the six months ended December 31, 2001 compared to an operating loss of $8,069,000 for the six months ended December 31, 2000.

     Costs and expenses of foreign Company-owned operations increased 4% for the six months ended December 31, 2001 compared to the six months ended December 31, 2000 primarily due to the increased variable costs, principally the cost of goods sold and compensation, associated with the higher revenues and the 2% increase in the number of centres between the periods. After including the allocable portion of general and administrative expenses, foreign Company-owned operations had operating income of $808,000 for the six months ended December 31, 2001 compared to operating income of $897,000 for the six months ended December 31, 2000.

     Revenues from franchise operations increased 5% from $9,959,000 to $10,489,000 for the six months ended December 31, 2000 and 2001, respectively. This increase was principally due to an increase in the revenues at franchised centres which resulted in increased product sales and royalties for the Company. As of December 31, 2001 there were 111 franchised centres in operation, of which 73 were in the United States and 38 were in foreign countries, principally Australia and New Zealand.

     Costs and expenses of franchised operations, which consist primarily of product costs, increased 3% from $6,923,000 to $7,113,000 for the six months ended December 31, 2000 and 2001, respectively, principally because of the increased level of franchise operations. Franchise costs and expenses as a percentage of franchise revenues remained relatively constant between the periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

     The $559,000 of licensing royalties for the six months ended December 31, 2001 are pursuant to a trademark license agreement entered into with Balance Bar Company (subsequently acquired by Kraft Foods) and are based upon the retail sales of certain products bearing the Company’s brand. In December 2001, Balance Bar Company notified the Company that, in accordance with the trademark license agreement, Balance Bar Company was terminating the agreement with six months notice to the Company. In connection with the termination of this agreement, the Company recorded a non-cash charge of $1,134,000 to reflect the impairment of certain intangible assets associated with this agreement.

     General and administrative expenses increased 11% from $11,246,000 to $12,500,000 but decreased from 8.8% to 8.7% of total revenues for the six months ended December 31, 2000 and 2001, respectively. The increase in general and administrative expenses is principally due to increased legal and consulting expenses related to the proposed sale of the Company and increased occupancy costs. The Company is currently leasing, on a short-term basis, the corporate office building which was sold in July 2001 pending the move to a smaller, less expensive location.

     The elements discussed above combined to result in operating income of $10,726,000 for the six months ended December 31, 2001 compared to an operating loss of $5,898,000 for the six months ended December 31, 2000.

     Income taxes for the six months ended December 31, 2001 includes income taxes at an effective rate of 37% on the Company’s foreign taxable income, and reflects the utilization of net operating loss carryforwards available to offset the Company’s taxable income from United States operations. Income taxes for the six months ended December 31, 2000 includes income taxes at an effective rate of 37% on the Company’s foreign taxable income, but does not reflect any benefit for the net operating loss incurred by the Company’s United States operations. During the six months ended December 31, 2000, the Company concluded that the deferred tax asset valuation allowance should be increased due to the uncertainty, at that time, of realizing certain tax loss carryforwards and other deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. Accordingly, the Company recorded a non-cash charge of $17,721,000 to provide a full valuation allowance for the balance of the U.S. net deferred tax asset. Management’s assessment was based principally on the losses experienced by the Company in the U.S. for the first six months of fiscal 2001, together with less than expected operating results in January 2001, following two consecutive profitable quarters ended March 31, 2000 and June 30, 2000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

     At December 31, 2001, the Company had cash and cash equivalents totaling $51,028,000 compared to $38,433,000 at June 30, 2001, reflecting an increase during the six month period ended December 31, 2001 of $12,595,000. The increase in cash and cash equivalents resulted principally from the net proceeds, after debt repayment and selling expenses, of the Company’s sale of its corporate office building offset, in part, by purchases of property and equipment totaling $2,968,000.

     The Company’s principal cash commitments at December 31, 2001 are as follows:

•	Operating lease payments on premises from which the Company’s centre operations are conducted totaling approximately $29,934,000, of which approximately $16,078,000 is payable in calendar year 2002 and approximately $9,014,000 is payable in calendar 2003. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

•	The litigation judgment of approximately $700,000 plus simple interest at 10% and attorney’s fees to be determined by the trail court.

•	Debt service with respect to the capital lease principal totaling $1,337,000, plus related interest.

•	In the normal course of its business the Company acquires property and equipment, including replacing assets which are no longer useful. This may include moving the location of a centre or remodeling existing centres.

The Company believes that its available cash and cash equivalents, together with its cash flow from operations, are adequate for its needs in the foreseeable future.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

Effects of Recent Accounting Pronouncements

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

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

     At December 31, 2001, the Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. The Company also, at times, maintains a short-term investment portfolio containing financial instruments with original maturities of greater than three months but less than twelve months. These financial instruments, principally comprised of high quality commercial paper, are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate 10% increase in interest rates would not have a material effect on the Company’s financial condition or results of operations. The Company has not used derivative financial instruments in its investment portfolio.

     The Company’s long-term debt at December 31, 2001 is comprised of a fixed rate capital lease agreement covering certain computer hardware with a total balance of $1,337,000. Due to the relative immateriality of the long-term debt, an immediate 10% change in interest rates would not have a material effect on the Company’s financial condition or results of operations.

     Approximately 14% of the Company’s revenues for the quarter ended December 31, 2001 were generated from foreign operations, located principally in Australia and Canada. In the quarter ended December 31, 2001, the Company was subjected to a 3% weighted average decrease in the Australian and Canadian currencies in relation to the U.S. dollar compared to the quarter ended December 31, 2000. Currently, the Company does not enter into forward exchange contracts or other financial instruments with respect to foreign currency.

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company’s 2001 Annual Meeting of Stockholders was held on November 8, 2001. At the meeting the stockholders of the Company elected the eight incumbent directors for terms of one year each and until their successors are duly elected and qualified, ratified the appointment of KPMG LLP as the independent certified public accountants of the Company and its subsidiaries for the fiscal year ending June 30, 2002, and approved an amendment to the Company’s 1991 Stock Option Plan.

The results of the vote to elect the eight directors were as follows:

	SHARES VOTED	SHARES FOR WHICH
NAME	FOR	AUTHORITY WAS WITHHELD

Sidney Craig	19,933,487	41,496
Jenny Craig	19,933,987	40,996
Scott Bice	19,936,547	38,436
Patricia Larchet	19,731,737	243,246
Marvin Sears	19,936,297	38,686
Andrea Van de Kamp	19,936,537	38,446
Duayne Weinger	19,934,848	40,135
Robert Wolf	19,935,747	39,236

The results of the vote to ratify the appointment of KPMG LLP as independent certified public accountants of the Company and its subsidiaries for the fiscal year ending June 30, 2002 were as follows:

SHARES VOTED FOR	SHARES VOTED AGAINST	SHARES ABSTAINING

19,958,847	6,315	9,821

The results of the vote to approve the amendment to the Company’s 1991 Stock Option Plan were as follows:

SHARES VOTED FOR	SHARES VOTED AGAINST	SHARES ABSTAINING

18,194,948	1,766,155	13,880

There were no broker non-votes on any of the matters submitted to a vote of security holders.

PART II — OTHER INFORMATION (continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

	2.	Agreement and Plan of Merger dated as of January 27, 2002 among Jenny Craig, Inc., J Holdings Corp. and J Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K of the Company dated January 27, 2002).

(b)	No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JENNY CRAIG, INC.

By:	/S/ James S. Kelly

James S. Kelly Vice President and Chief Financial Officer

Date: February 13, 2002

EXHIBIT 2

The Following Schedules were attached to the Agreement and Plan of Merger dated as of January 27, 2002 among Jenny Craig, Inc., J Holdings Corp. and J Acquisition Corp. (filed as Exhibit 2 to this Report on Form 10-Q by incorporation by reference to Exhibit 2.1 to the Report on Form 8-K of the Company dated January 27, 2002):

a.	Schedule 3.2 — Capitalization

b.	Schedule 3.4 — Consents and Approvals; No Violations

c.	Schedule 3.6 — No Undisclosed Liabilities

d.	Schedule 3.7 — Absence of Certain Changes

e.	Schedule 3.8 — Employee Benefit Plans; ERISA

f.	Schedule 3.9 — Labor Matters

g.	Schedule 3.10 — Litigation

h.	Schedule 3.11 — Permits; No Default; Compliance with Applicable Laws

i.	Schedule 3.12 — Taxes

j.	Schedule 3.13(a) — Real Property Ownership

k.	Schedule 3.13(b) — Real Property Leases

l.	Schedule 3.13(c) — Real Property Leases

m.	Schedule 3.14 — Environmental Matters

n.	Schedule 3.15 — Material Contracts

o.	Schedule 3.16 — Intellectual Property

p.	Schedule 3.19 — Related Party Transactions

q.	Schedule 3.20(a) — Relationships with Franchisees

r.	Schedule 3.20(b) — Relationships with Franchisees

s.	Schedule 3.20(c) — Relationships with Franchisees

t.	Schedule 3.22 — Insurance

u.	Schedule 4.9 — Estimated Transaction Fees

v.	Schedule 5.1(a) — List of Certain Jenny Craig, Inc. Executives Whom Cannot Receive Salary Increases

w.	Schedule 5.11(b) — Wire Instructions

Jenny Craig, Inc. will furnish supplementary copies of any of the foregoing to the Securities and Exchange Commission at its request.